Form 10QSB
period 2007-09-30
Corporate Outfitters, Inc.
filed 2007-11-13
CIK 1405227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended September 30, 2007

Commission File Number:  333-144973

CORPORATE OUTFITTERS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	5131	56-2646797
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

3327 West Indian Trail Road, Suite 152
Spokane, WA  99208-4762
Telephone:  (509) 290-2847

(Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440

(Name, Address, and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES X   NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As ofNovember 8, 2007, the registrant had 2,100,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES    NO X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

CORPORATE OUTFITTERS, INC
BALANCE SHEET

September 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,150
Total Current Assets	1,150

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-

TOTAL ASSETS	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-
Related party payable	1
Total Current Liabilities	1

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 75,000,000 shares authorized, 2,100,000 shares issued and outstanding	210
Additional paid-in capital	5,790
Accumulated deficit	(4,851)
Total Stockholders' Equity	1,149

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,150

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENTS OF OPERATIONS

			March 9,
	Three months	Six months	2007 (date of
	ended	ended	inception) to
	September 30,	September 30,	September 30,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$	$	$

OPERATING EXPENSES
General and administrative expenses	15	25	1,441
Legal and accounting	2,960	3,410	3,410
Total operating expenses	2,975	3,435	4,851

LOSS FROM OPERATIONS	(2,975)	(3,435)	(4,851)

LOSS BEFORE TAXES	(2,975)	(3,435)	(4,851)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,975)	$(3,435)	$(4,851)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC AND DILUTED	2,100,000	2,100,000

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in		Accumulated	Total Stockholders'
	Shares	Amount	Capital		Deficit	Equity

Common stock issued for cash at $0.025 per share	2,000,000	$200	$4,800	$		$5,000
						-
Common stock issued for services at $.01 per share	100,000	10	990			1,000
						-
Net loss for the year ending March 31, 2007					(1,416)	(1,416)
						-
Balance, March 31, 2007	2,100,000	210	5,790		(1,416)	4,584

Net loss for the period ending September 30, 2007					(3,435)	(3,435)
						-
Balance, September 30, 2007	2,100,000	210	5,790		(4,851)	1,149

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENTS OF CASH FLOWS

	Six months ended September 30,	March 9, 2007 (date of inception) to September 30,
	2007	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,435)	$(4,851)
Common stock issued for services		1,000
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net cash provided (used) by operating activities

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	(3,435)	(3,851)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds		1
Proceeds from sale of common stock		5,000
Net cash provided by financing activities	-	5,001

Net increase (decrease) in cash and cash equivalents	(3,435)	1,150

Cash at beginning of period	4,585	-

Cash at end of period	$1,150	1,150

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corporate Outfitters, Inc, was incorporated on March 9, 2007 in the State of Delaware.

The principal business of the Company is the on-line sales of corporate promotional products through proposed internet site.  The Company’s year-end is March 31.

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form SB-2 filed August 10, 2007 for the year ended March 31, 2007 and period ended June 30, 2007 for Corporate Outfitters, Inc., (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Corporate Outfitters, Inc, is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At September 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2007 the Company had net deferred tax assets calculated at an expected rate of 35% of approximately $1,649 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2007.  The significant components of the deferred tax asset at September 30, 2007 were as follows:

September 30, 2007
Net operating loss carryforward	$4,851
Deferred tax asset	1,698
Deferred tax asset valuation allowance	$(1,698)
$0

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

At September 30, 2007, the Company has net operating loss carryforwards of approximately $1,698, which begin to expire in the year 2027.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2007.  The Company is currently attempting to raise capital in order to finance the development of an Internet enabled web-site capable of selling corporate promotional products which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products, and decrease debt.  The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that they will eventually be able to reverse the present deficit.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  Management plans include negotiations to convert significant portions of existing debt into equity.

An estimated $250,000 to $350,000 is believed necessary to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.  Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3– CAPITAL STOCK

Common Stock
The Company is authorized to issue 75,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in March 2007, the Company issued 2,100,000 shares of common stock for a total of $5,000 in cash and $1,000 in services.

NOTE 4 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, loaned $1 to open the bank account.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Plan of Operations

Introduction

Corporate Outfitters Inc. is a development stage company that was organized on March 9, 2007.  The Company intends to enter into the promotional apparel and products industry once the Company has raised sufficient funds through the sale of its common stock. The Company plans to source and then import novel promotional products from China to sell to corporations and associations that use promotional products as part of their overall advertising and marketing strategies. The Company plans to hire contractors in the United States to emblaze, embroider, or otherwise affix a customer’s corporate logo or message to the products.  According to a study of more than 15,000 promotional product distributors conducted by researchers at Louisiana State University and Glenrich Business Studies, over 29% of all sales of promotional products are what the industry calls “wearables”. This product category includes t-shirts, golf-shirts, aprons, caps, headbands, neckwear and footwear.  The largest market category for promotional products is business gifts, accounting for almost 18% of industry sales. Trade show giveaways account for over 12% of industry sales.

The Company’s common stock is not listed on any public exchange or medium.  There currently is no market for the Company’s common stock and there can be no guarantee or assurance a market will ever be developed in the future for the Company’s common stock.

Plan of Operation - Next Twelve Months

August 17, 2007 the Company had an effective prospectus, filed on Form SB-2 with the Securities and Exchange Commission.  To date, the Company has not sold any of its common stock.  If and when the Company is able to sell its common stock it anticipates allocating the proceeds as detailed below over the next twelve months depending upon the amount of funds raised as detailed:

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold

GROSS PROCEEDS FROM THIS OFFERING	$25,000	$50,000	$75,000	$100,000

Less: OFFERING EXPENSES
SEC Filing Expenses	$1,500	$1,500	$1,500	$1,500
Printing	$200	$200	$200	$200
Transfer Agent	$1,500	$1,500	$1,500	$1,500

SUB-TOTAL	$3,200	$3,200	$3,200	$3,200

Less: PRODUCT SOURCING
International & Domestic
Travel / Product Sourcing	$3,000	$7,500	$10,000	$10,000
Initial Sample Purchases	$5,000	$10,000	$15,000	$15,000

SUB-TOTAL	$8,000	$17,500	$25,000	$30,000

Less: SALES & MARKETING
Web Site Development	$3,000	$7,500	$12,000	$15,000
Trade Show Attendance$ 3,000	$6,000	$9,000	$12,000
Mass Email Campaign	$2,500	$5,000	$7,500	$10,000

SUB-TOTAL	$8,500	$18,500	$28,500	$37,000

Less: ADMINISTRATION EXPENSES
Office, Stationery, Telephone, Internet	$2,000	$3,000	$5,000	$8,000
Legal and Accounting	$2,500	$5,000	$7,500	$10,000
Office Temp	0	$2,500	$5,000	$10,000

SUB-TOTAL	$4,500	$10,500	$17,500	$28,000

TOTALS	$24,200	$49,700	$74,200	$98,200

The above figures represent only estimated costs and allocations; as these may be modified or adjusted at the sole discretion of management depending upon various factors including but not limited to market conditions, unforeseen costs/expenses/fees, ability to achieve business plan.

Legal and Accounting Fees: This item refers to normal legal and accounting costs associated with maintaining a publicly traded company. Corporate Outfitters expects to incur and pay these expenditures throughout the year.

Consulting and Professional Fees: These fees refer to the cost of consulting with industry experts.

Advertising and Promotional Expenses: This item refers to the cost of providing product and service information through the homebuilders associations, which is necessary to find small builders.

Communications Expenses: This item refers to telecommunication, website hosting, and all other related forms of communication costs.

Website Development: This item refers to all costs associated with Corporate Outfitters' website development.

Office, Rent, and Miscellaneous Expenses: This item refers to office rent, transfer agent fees, office supplies, postage, courier and other miscellaneous costs that have not been otherwise listed - such as bank service charges or other sundry items.

There can be no guarantee or assurance the Company will be able to raise the proceeds detailed above and accomplish the goal set forth.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $1,150 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of GISC for the three months or until such a time the business is supported through its operations and/or additional proceeds are raised. There can be no assurance that the Company will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees.

As of September 30, 2007 the Company had not generated any revenue from business operations. All proceeds, since its inception, received by the Company were a result of the sale of its common stock.

The Company has had operating costs since its inception March 9, 2007 of ($4,851).  These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in August of 2007.

As of the date of this report, the Company has no immediate or foreseeable need for additional funding during the next three months. Expenses within this time frame will include accounting, legal, and professional services in order to maintain requirements as a Reporting Company set forth under the 1934 Act.  However, beyond this three month period if GISC is unable to generate revenue through its proposed business or raise additional capital through the sale of its common stock the business would fail and any investment made into the Company would be lost in its entirety.  Currently, management cannot provide any assurance or guarantee that the Company will be able to generate revenues from its proposed business or be able to raise proceeds through the sale of its common stock.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

Over the next twelve months the Company does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and the Company does not anticipate any change in the number of employees. The Company has no current material commitments.

The Company has no current plans, preliminary or otherwise, to merge with any other entity.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Not applicable.
Item 2.	Not applicable.
Item 3.	Not applicable.
Item 4.	Not applicable.
Item 5.	Not applicable.
Item 6.	Not applicable.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Outfitters, Inc.

Dated: November 8, 2007	/s/ David Taigen
Chief Executive Officer and
Chief Financial Officer