Form 10QSB
period 2007-12-31
Corporate Outfitters, Inc.
filed 2008-02-13
CIK 1405227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2007

Commission File Number:  333-144973

CORPORATE OUTFITTERS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	5131	56-2646797
State of Incorporation	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.

3327 West Indian Trail Road, Suite 152
Spokane, WA  99208-4762 Telephone:  (509) 290-2847

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
YES        NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 1, 2008 the registrant had 2,100,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
YES        NO X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

CORPORATE OUTFITTERS, INC
BALANCE SHEET

December 31, 2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash	$205
Total Current Assets	205

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-

TOTAL ASSETS	$205

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,500
Related party payable	1
Total Current Liabilities	1,501

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value;
75,000,000 shares authorized,
2,100,000 shares issued and outstanding	210
Additional paid-in capital	5,790
Accumulated deficit	(7,296)
Total Stockholders' Deficit	(1,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENTS OF OPERATIONS

	Three months ended	Nine months ended	March 9, 2007 (date of inception) to
	December 31,	December 31,	December 31,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$	$	$

OPERATING EXPENSES
General and administrative expenses	945	970	2,386
Legal and accounting	1,500	4,910	4,910
Total operating expenses	2,445	5,880	7,296

LOSS FROM OPERATIONS	(2,445)	(5,880)	(7,296)

LOSS BEFORE TAXES	(2,445)	(5,880)	(7,296)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,445)	$(5,880)	$(7,296)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	2,100,000	2,100,000

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Common stock issued for cash at $0.025 per share	2,000,000	$200	$4,800	$	$5,000

Common stock issued for services at $.01 per share	100,000	10	990		1,000

Net loss for the year ending March 31, 2007				(1,416)	(1,416)
					-
Balance, March 31, 2007	2,100,000	210	5,790	(1,416)	4,584

Net loss for the period ending December 31, 2007				(5,880)	(5,880)
					-
Balance, December 31, 2007	2,100,000	210	5,790	(7,296)	(1,296)

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
STATEMENTS OF CASH FLOWS

	Nine months ended	March 9, 2007 (date of inception) to
	December 31,	December 31,
	2007	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,880)	$(7,296)
Common stock issued for services		1,000
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Increase in accounts payable	1,500
Net cash provided (used) by operating activities

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	(4,380)	(6,296)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds		1
Proceeds from sale of common stock		5,000
Net cash provided by financing activities	-	5,001

Net increase (decrease) in cash and cash equivalents	(4,380)	(1,295)

Cash at beginning of period	4,585	-

Cash at end of period	$205	$(1,295)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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
DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

At December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007.

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

At December 31, 2007 the Company had net deferred tax assets calculated at an expected rate of 35% of approximately $2,554 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2007.  The significant components of the deferred tax asset at December 31, 2007 were as follows:

December 31, 2007
Net operating loss carryforward	$7,296
Deferred tax asset	2,554
Deferred tax asset valuation allowance	$(2,554)
$0

At December 31, 2007, the Company has net operating loss carryforwards of approximately $7,300, which begin to expire in the year 2027.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through December 31, 2007.  The Company is currently attempting to raise capital in order to finance the development of an Internet enabled web-site capable of selling corporate promotional products which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

During the period ended December 31, 2007, the Company did not issue any shares of common stock.

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

Item 2. Plan of Operations

Introduction

Corporate Outfitters Inc. (the “Company”) is a development stage company that was organized on March 9, 2007.  The Company intends to enter into the promotional apparel and products industry once the Company has raised sufficient funds through the sale of its common stock. The Company plans to source and then import novel promotional products from China to sell to corporations and associations that use promotional products as part of their overall advertising and marketing strategies. The Company plans to hire contractors in the United States to emblaze, embroider, or otherwise affix a customer’s corporate logo or message to the products.  According to a study of more than 15,000 promotional product distributors conducted by researchers at Louisiana State University and Glenrich Business Studies, over 29% of all sales of promotional products are what the industry calls “wearables”. This product category includes t-shirts, golf-shirts, aprons, caps, headbands, neckwear and footwear.  The largest market category for promotional products is business gifts, accounting for almost 18% of industry sales. Trade show giveaways account for over 12% of industry sales.

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

Plan of Operation - Next Twelve Months

August 17, 2007 the Company had an effective prospectus, filed on Form SB-2 with the Securities and Exchange Commission.  To date, the Company has not sold any of its common stock.  If and when the Company is able to sell its common stock it anticipates allocating the proceeds as detailed below over the next twelve months depending upon the amount of funds raised as detailed:

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold

GROSS PROCEEDS FROM THIS OFFERING	$25,000	$50,000	$75,000	$100,000

Less: FILING/TRANS AGENT
SEC Filing Expenses	$1,500	$1,500	$1,500	$1,500
Printing	$200	$200	$200	$200
Transfer Agent	$1,500	$1,500	$1,500	$1,500

SUB-TOTAL	$3,200	$3,200	$3,200	$3,200

Less: PRODUCT SOURCING
International & Domestic
Travel / Product Sourcing	$3,000	$7,500	$10,000	$10,000
Initial Sample Purchases	$5,000	$10,000	$15,000	$15,000

SUB-TOTAL	$8,000	$17,500	$25,000	$30,000

Less: SALES & MARKETING
Web Site Development	$3,000	$7,500	$12,000	$15,000
Trade Show Attendance	$3,000	$6,000	$9,000	$12,000
Mass Email Campaign	$2,500	$5,000	$7,500	$10,000

SUB-TOTAL	$8,500	$18,500	$28,500	$37,000

Less: ADMINISTRATION EXPENSES
Office, Stationery, Telephone, Internet	$2,000	$3,000	$5,000	$8,000
Legal and Accounting	$2,500	$5,000	$7,500	$10,000
Office Temp	0	$2,500	$5,000	$10,000

SUB-TOTAL	$4,500	$10,500	$17,500	$28,000

TOTALS	$24,200	$49,700	$74,200	$98,200

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

Liquidity and Capital Resources

As of December 31, 2007, the Company had $205 of cash on hand and liabilities of $1,500 in accounts payables. The Company will need to raise additional capital in order to maintain its status as a reporting company and proceed with its anticipated business. Management believes that if sufficient funds are not received by the Company within the next thirty to forty-five days the business will fail.  There can be no assurance that the Company will be successful in generating satisfactory business operations and/or be capable of raising additional sufficient financing in the future and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of the website and marketing campaigns, as well as legal and accounting fees associated with maintaining its status as a reporting company set forth under the 1934 Act.

As of December 31, 2007 the Company had not generated any revenue from business operations. All proceeds, since its inception, received by the Company were a result of the sale of its common stock.

The Company’s accumulated deficit since its inception March 9, 2007 to December 31, 2007 has been ($7296).  These proceeds were primarily used for corporate development and directed towards costs associated with filing its Registration Statement on Form SB-2 in August of 2007 and maintaining the required filings of a reporting company.

As of the date of this report, the Company believes it will require at a minimum $8000 in order to survive for the next ninety days.  Expenses within this time frame will include accounting, legal, and professional services in order to maintain requirements as a reporting company.  If the Company is unable to generate revenue through its proposed business or raise additional capital through the sale of its common stock the business would fail and any investment made into the Company would be lost in its entirety.  Currently, management cannot provide any assurance or guarantee that the Company will be able to generate revenues from its proposed business or be able to raise proceeds through the sale of its common stock.

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

Corporate Outfitters, Inc.

Dated: February 13, 2008	/s/ David Taigen
Chief Executive Officer and
Chief Financial Officer