Form 10-K
period 2008-03-31
Corporate Outfitters, Inc.
filed 2008-06-30
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

Commission File Number:  333-144973

CORPORATE OUTFITTERS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-2646797 (I.R.S. Employer Identification No.)

3327 West Indian Trail Road, Suite 152, Spokane, WA 99208
(Address of principal executive offices, including zip code)

(509) 290-2847
(Registrant's telephone number, including area code)

The Company Corporation
2711 Centerville Rd., Suite 400, Wilmington DE 19808 – Phone (302) 636-5440
(Name, Address, and Telephone Number for Agent of Service)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock. $0.0001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒ No ☐

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No  ☐

          As of June 28, 2008, the Registrant had outstanding 7,100,000 shares of Common Stock.   There is currently no Public Market for the Company’s common shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 July 31, 2007 are incorporated by reference within Part I and Part II herein.

TABLE OF CONTENTS
CORPORATE OUTFITTERS, INC.

PART I.

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

        References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "we," "our," “COI,” and "us" refer to Corporate Outfitters, Inc.

        Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by COI with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Corporate Outfitters with the SEC may also be obtained from Corporate Outfitters, Inc. by directing a request to the Company, Attention:  David Taigen, President and Chief Executive Officer, 3327 West Indian Trail Rd., Suite 152 Spokane, WA 99208; (509) 290-2847.

ITEM 1.    BUSINESS.

General

Corporate Outfitters, Inc. ("Corporate Outfitters" or the “Company”) is a development stage company that was incorporated on March 9, 2007, under the laws of the State of Delaware.  The principal offices are located at 3327 West Indian Trail Road, Suite 152, Spokane, WA  99208-4762. The telephone number is (509) 290-2847.  The fax number is (509) 326-2776.

Since becoming incorporated, Corporate Outfitters has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Corporate Outfitters has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is March 31st.

Corporate Outfitters, Inc. is looking to enter into the promotional branding industry with the objective of adding value to a wide variety of products by endorsing them with the corporate logos of a company for use by the company’s employees or as gifts or promotional items.  Corporate Outfitters plans to establish itself as a specialized brand promotional merchandising company. The Company will identify a range of casual apparel and consumer products that can be manufactured and resold for high mark-ups with the product endorsement of corporate logos. Corporate Outfitters intends to create brand name awareness amongst purchasing managers or decision makers who are able to place its targeted products into its targeted market. The targeted market is small to mid-size companies, who are using logo bearing apparel, essential office products, and leisure products for their employees as well as for gifts for customers.

Business Development

Corporate Outfitters initially plans to source its raw products (apparel and consumer products without any logos) in China. Once the Company has selected a range of apparel and promotional products and negotiated pricing it will purchase a small inventory in order to make promotional samples.  The Company will hire independent contractors within the United States for all graphic design, embroidery, and screen printing necessary to place the prospective company logos on the products.  The Company will profile and market its product line to the corporate marketplace through online merchandising and an e-catalog on its website.  The website will have online catalogs offering apparel, office products and leisure products. The site will allow the consumer to “upload” an electronic version of their company or corporate logo and order products online through a fully functional e-commerce enabled website.

As of March 31, 2008, Corporate Outfitters had raised approximately $11,950 through the sale of common stock via its registered offering. As of March 31, 2008 there was approximately $7,625 of cash on hand and in the corporate bank account. Corporate Outfitters currently has liabilities of $191 ($1 related party payable and $190 in accounts payable).  In addition, Corporate Outfitters anticipates additional costs associated with preparing this annual report in the amount of $5,500 which includes accounting, bookkeeping, and filing fees.

As of the date of this annual report, the Company had fully subscribed its registered offering of 5,000,000 common shares offered at $0.02 per share with total proceeds raised at $100,000.  We intend to utilize these funds to begin the development of our website and cover expenses relating to maintaining a reporting company status. We have not yet generated or realized any revenues from our business operations.

There are no employees other than the current sole officer and director of the Company, David Taigen.  There are no employment agreements.

ITEM 1A.  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, you could lose all or part of your investment.

We cannot assure any investor that we will successfully address these risks.

Corporate Outfitters' Auditor has substantial doubts as to Corporate Outfitters' ability to continue as a going concern.

Our auditor's report on our March 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern it may be more difficult for the company to attract investors.

Corporate Outfitters incurred an accumulative net loss of ($10,516) for the period from inception (March 9, 2007) to March 31, 2008, and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Because we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

Corporate Outfitters is a development stage company and has not even begun the initial stages of product sourcing overseas. Thus, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 9, 2007 and to date have been involved primarily in organizational activities and market research. We have never been profitable and have never generated any revenue.  Based upon current plans, we expect to incur operating losses in future periods. This will occur because there are expenses associated with the sourcing of products, the purchasing of samples, and marketing products to prospective business customers in order to enable the company enter into the promotional products business.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the company's business plan and expenditures.

As of the date of this annual report, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

Corporate Outfitters may be unable to complete its website, which is necessary to promote and market its products.

The Corporate Outfitters' does not currently have a website as such the Company is not yet operational. Corporate Outfitters intends to use the website as a promotional and marketing tool for its customers to use. Corporate Outfitters has allocated from $3,000 up to $15,000 to develop the website in the next six months.  Corporate Outfitters intends to use the website as an "on-line catalogue" for its customers to be able to view the entire line of product and services. If this website is not available, Corporate Outfitters would not be able to adequately market its products and services to potential customers causing the business to fail.

Because the Internet will be the Company’s main venue to conduct business, any significant changes or interruptions to the Internet’s existing infrastructure will affect our ability to sell products to prospective customers.

If the Internet infrastructure becomes unreliable, access to the company's website may be impaired and its business will be harmed. The Company's success depends on its ability to use the Internet to show prospective customers the type of products the company has available. The company's website will be the initial tool used by the company in its sales process. Once a prospective customer has seen a picture of a product that interests them they will be quoted a price and then the company would send the prospective customer a physical sample of the product. The company's ability to quickly send color pictures of product and pricing to prospective customers via the Internet is paramount to the sales and marketing strategies of the company. There can be no assurance that the company will have the financial means or technical know how to protect its website from such attacks or recover from such an attack. Any long term interruption of Internet service or interference with the company's website would have a negative impact on the company's ability to fulfill its business model and the company could fail.

Corporate Outfitters' success is dependent on current management, who may be unable to devote sufficient time to the development of Corporate Outfitters' business plan, which could cause the business to fail.

Corporate Outfitters is heavily dependent on the extensive industry experience that our sole Officer and Director, David Taigen, brings to the company. If something were to happen to him, it would greatly delay its daily operations until further industry contacts could be established. Furthermore, there is no assurance that suitable people could be found to replace Mr. Taigen. In that instance, Corporate Outfitters may be unable to further its business plan.

Additionally, Mr. Taigen is employed outside of Corporate Outfitters.  Mr. Taigen has been and continues to expect to be able to commit approximately 10 hours per week of his time, to the development of Corporate Outfitters' business plan in the next twelve months. If management is required to spend additional time with his outside employment, he may not have sufficient time to devote to Corporate Outfitters, and, Corporate Outfitters would be unable to develop its business plan.

There is currently no market for Corporate Outfitters' common stock, but if a market for our common stock does develop, our stock price may be volatile.

There is currently no market for Corporate Outfitters' common stock and there is no assurance that a market will develop. If a market develops, it is anticipated that the market price of Corporate Outfitters' common stock will be subject to wide fluctuations in response to several factors including:

o	The ability to complete the development of Corporate Outfitters in order to provide those products to the public;

o	The ability to generate revenues from sales;

o	The ability to generate brand recognition of the Corporate Outfitters products and services and acceptance by consumers;

o	Increased competition from competitors who offer competing services; and

o	Corporate Outfitters' financial condition and results of operations.

Our stock is a Penny Stock.  Trading of our stock may be restricted by the SEC’s Penny Stock regulations and the NASD’s Sales Practices requirements, which may limit a stockholder’s ability to buy and sell our stock.

 The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

 Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

While Corporate Outfitters expects to apply for listing on the OTC Bulletin Board (OTCBB), we may not be approved, and even if approved, we may not be approved for trading on the OTCBB; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. While we expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB.  If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

Corporate Outfitters plans to purchase products Overseas, and is therefore subject to risks related to currency fluctuations and regulation that may adversely affect the Company.

 A significant aspect of the company's strategy is to purchase its products overseas, mostly in China. There are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in controlling product supply from foreign factories, longer than anticipated delivery cycles, fluctuations in currency exchange rates and overall political instability.

There can be no assurance that one or more of such factors will not have a material adverse effect on the company's potential future operations and, consequently, on the company's business, operating results and financial condition.

The company may purchase its products and services in currencies other than the United States Dollar, which would make the management of currency fluctuations difficult and expose the company to risks in this regard. The company's results of operations are subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor the company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the company's results of operations or financial condition.

 Furthermore as a corporation based in the United States, Corporate Outfitters may face difficulties in obtaining and/or enforcing local judgments it may obtain overseas, particularly in China.

The Company’s inability to source viable promotional products or apparel may result in a loss of your investment.

There can be no assurance that Corporate Outfitters will be able to source viable promotional products or apparel that will be appealing to its target market. Even if the company is capable of locating a viable line of promotional products and apparel from China, it faces inherit risks in the ordering and delivery of such products. The company would have little or no recourse against a Chinese manufacturer that delivered substandard or faulty products and the company could lose its entire investment.

Corporate Outfitters has no customers to date, and may not develop sufficient customers to stay in business.

Corporate Outfitters has not sold any products, and may be unable to do so in the future. In addition, if Corporate Outfitters is unable to develop sufficient customers for its products, it will not generate enough revenue to sustain its business, and may have to adjust its business plan, or it may fail.

These risk factors, individually or occurring together, would likely have a substantially negative effect on Corporate Outfitters' business and would likely cause it to fail.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. Corporate Outfitters uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced as described in this Risk Factors section above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

Corporate Outfitters, Inc.’s current address is 3327 West Indian Trail Road, Suite 152, Spokane, WA 99208.  The Company currently owns no property and has no plans to purchase any property within the next twelve months.

ITEM 3.    LEGAL PROCEEDINGS.

Corporate Outfitters, Inc. is not currently a party to any legal proceedings. The Company’s agent for service of process in Delaware is:  The Company Corporation, 2711 Centerville Rd., Suite 400, Wilmington DE 19808 – Phone (302) 636-5440.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this 10K the Company has 7,100,000 common shares issued and outstanding.  2,000,000 of these shares are held by the sole officer and director all of these shares are Restricted under Rule 144.  The remaining 5,100,000 shares are held by approximately 53 individual shareholders; of these, 100,000 shares are Restricted under Rule 144 and held by a non-affiliated third-part with the remaining 5,000,000 shares being offered and sold through the Company’s registered offering.  As of the date of this annual report the registered offering has been fully subscribed and is closed.  There is currently no market for the Company’s common stock.  The Company plans seek quotation of its common stock on the OTC bulletin Board for its Common Stock, as such; investors in our common stock would experience difficulty in selling their shares.  Please see, “RISK FACTORS” contained herein.

 Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

In March 2007 Corporate Outfitters issued 2,000,000 shares of common stock for total consideration of $5000.00 to David Taigen, current officer and director of the Company. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

In March 2007 Corporate issued 100,000 shares of common stock to Jameson Capital, LLC for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of Registered Securities.  The Company’s registration statement filed on Form SB-2 was deemed effective on August 17, 2007 and subsequent Post Effective Amendment was deemed affective on February 8, 2008 relating to the registration of 5,000,000 common shares to be sold to the public at a price of $0.02 per share. As of the date of this report all 5,000,000 common shares have been sold to approximately 53 individual investors and the offering is fully subscribed and closed.

Issuer Purchases of Equity Securities.    None during the Fiscal Year Ended March 31, 2008.

Dividends.    We did not declare or pay dividends during the Fiscal Year Ended March 31, 2008.

ITEM 6.    SELECTED FINANCIAL DATA.

Summary of Financial Data

As of March 31, 2008

Revenues	$0

Operating Expenses	$(9,100)

Earnings (Loss)	$(9,100)

Total Assets	$7,625

Total Liabilities	$191

Shareholder’s Equity	$7,434

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Corporate Outfitters, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectibility of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal year.

Executive Overview

Fiscal year focus of the Company was primarily on preparing and filing the registration statement on Form SB-2 in order to register 5,000,000 common shares to be sold as a direct offering to the public at a price of $0.02 per share to fund the anticipated business development activities and costs associated with maintaining a reporting company status.

The registration of the shares was deemed effective on August 8, 2007 and the subsequent Post-Effective Amendment thereto was deemed effective on February 8, 2008.  As of the date of this report the Company has sold all 5,000,000 common shares it registered and offered to the public at a price of $0.02 per share.  As such this offering is closed.

Shareholder Transaction

During the fiscal year, 2,000,000 shares of our Common Stock was purchased by our Chief Executive Officer/Director, David Taigen and Jameson Capital, LLC received 100,000 shares in lieu of services rendered in August 2008.

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Taigen was elected as the sole member of the Board of Directors.

Fiscal Year Ended March 31, 2008

Revenue.  The Company has not generated any revenues.  As of the March 31, 2008 the only proceeds received by the Company have been $5,000 through the sale of its common stock to its sole director and officer and the sale of approximately 597,500 common shares through its registered offering.

Liquidity and Capital Resources

We will require significant amounts of working capital to take our company to level of operations and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  As of March 31, 2008 we had $7,625 of cash available, subsequent to this time the Company raised an approximately $90,000 through its registered offering.  The Company believes it must raise additional proceeds in order to survive as a going concern within the next six months or become operational in order to survive as a going concern.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We currently do not have a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Corporate Outfitters, Inc.
Spokane Washington

We have audited the accompanying balance sheets of Corporate Outfitters, Inc. (A Development Stage Enterprise) as of March 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period March 9, 2007 (inception) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Outfitters, Inc. (A Development Stage Enterprise) as of March 31, 2008 and 2007 and the results of its operations and cash flows for periods then ended and the period March 9, 2007 (inception) through March 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

June 11, 2008
Las Vegas, Nevada

CORPORATE OUTFITTERS, INC
BALANCE SHEETS

	March 31,	March 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$7,625	$4,585
Total Current Assets	7,625	4,585

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	-

TOTAL ASSETS	$7,625	$4,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$190	$-
Related party payable	1	1
Total Current Liabilities	191	1

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock subscribed	2,000	-
Common stock, $0.0001 par value;
75,000,000 shares authorized,
2,597,500, and 2,100,000 shares issued and outstanding, respectively	260	210
Additional paid-in capital	15,690	5,790
Accumulated deficit	(10,516)	(1,416)
Total Stockholders' Equity Deficit	7,434	4,584

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY DEFICIT	$7,625	$4,585

CORPORATE OUTFITTERS, INC
STATEMENTS OF OPERATIONS

			March 9, 2007
	Year Ended	Year Ended	(date of inception)
	March 31	March 31	to
	2008	2007	March 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Legal and accounting	6,350	-	6,350
General and administrative expenses	2,750	1,416	4,166
Total operating expenses	9,100	1,416	10,516

LOSS FROM OPERATIONS	(9,100)	(1,416)	(10,516)

LOSS BEFORE TAXES	(9,100)	(1,416)	(10,516)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(9,100)	$(1,416)	$(10,516)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,156,284	2,100,000

CORPORATE OUTFITTERS, INC
STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Common stock issued for cash
at $0.025 per share	2,000,000	$200	$4,800	$-	$-	$5,000
						-
Common stock issued for services						-
at $.01 per share	100,000	10	990	-	-	1,000
						-
Net loss for the year ending						-
March 31, 2007				-	(1,416)	(1,416)
						-
Balance, March 31, 2007	2,100,000	210	5,790	-	(1,416)	4,584

Common stock issued for cash
at $0.02 per share	497,500	50	9,900	-		9,950

Common stock subscribed	-			2,000		2,000

Net loss for the year ending						-
March 31, 2008	-	-	-	-	(9,100)	(9,100)
						-
Balance, March 31, 2008	2,597,500	$260	$15,690	$2,000	$(10,516)	$7,434

CORPORATE OUTFITTERS, INC
STATEMENTS OF CASH FLOWS

			March 9, 2007
	Year Ended	Year Ended	(date of inception)
	March 31	March 31	to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(9,100)	$(1,416)	$(10,516)
Common stock issued for services		1,000	1,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in accounts payable	190	-	190
Net cash provided (used) by operating activities	(8,910)	(416)	(9,326)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	-	1	1
Proceeds from common stock subscribed	2,000	-	2,000
Proceeds from sale of common stock	9,950	5,000	14,950
Net cash provided by financing activities	11,950	5,001	16,951

Net increase (decrease) in cash and cash equivalents	3,040	4,585	7,625

Cash at beginning of period	4,585	-	-

Cash at end of period	$7,625	$4,585	$7,625
	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$
Interest paid	$-	$-	$

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Corporate Outfitters, Inc. (“Company”) was organized on March 9, 2007 under the laws of the State of Delaware.    The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

The Company plans to enter into the promotional branding industry with the objective of adding value to a wide variety of products by endorsing them with the corporate logos of a company for use by the company’s employees or as gifts or promotional items.  The Company’s year-end is March 31.

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

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

At March 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.  The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2008.  The Company is currently attempting to raise capital in order to finance the development of an Internet enabled web-site capable of selling corporate promotional products which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to initiate the sales of the Company’s products.  The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that they will eventually be able to reverse the present deficit.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  Management plans include negotiations to convert significant portions of existing debt into equity.

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

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

During the year ended March 31, 2008, the Company issued 497,500 shares of common stock to investors at a price of $0.02 per unit in a private placement, for a total of $9,950 in cash.  The Company also received $2,000 for subscribed stock issued in April 2008.

CORPORATE OUTFITTERS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, loaned $1 to open the bank account.  The amount is due on demand.  As of March 31, 2008, the officer has not made demand for the officer payable.

NOTE 5 - PROVISION FOR TAXES
We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.  The components of the Company’s deferred tax asset as of March 31, 2008 and 2007 are as follows:
	2008	2007
Net operating loss carryforward	$3,681	$496
Valuation allowance	(3,681)	(496)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2008	2007	Since Inception
Tax at statutory rate (35%)	$3,185	$496	$3,681
Increase in valuation allowance	(3,185)	(496)	(3,681)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 4,402,500 shares of common stock to investors at a price of $0.02 per unit through the private placement, for a total of $88,050 in cash.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the COSO were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Corporate Outfitters, Inc.’s executive officer and director and his respective age as of March 31, 2008 are as follows:

Directors:

Name of Director	Age
David Taigen	40

Executive Officers:

Name of Officer	Age	Office
David Taigen	40	President, Chief Financial Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past year.

David Taigen, President, Member of the Board of Directors, age 40.

Mr. Taigen has been in the promotional apparel business for over 10 years. He began his career in the industry as a Sales Representative for Northwest Athletics, a specialty uniform and apparel maker in Spokane, WA, developing new business and managing key accounts.   He was promoted to General Manager where he supervised all aspects of the company from Sales & Marketing to Accounting and Human Resources.  After five years at Northwest Athletics, Mr. Taigen founded Corporate Outfitters (no relation to Corporate Outfitters, Inc., the subject of this Annual; Report) in 2002.  As the founder and owner of the company, Mr. Taigen oversaw all facets of the company’s operation.  He established many key contacts with vendors and equipment manufacturers.  After two successful years, Mr. Taigen sold his company and was recruited to his current position as Sales Manager of Action Sportswear in Spokane, WA.  In this role, Mr. Taigen is responsible for managing the sales force, forecasting budgets, and personally handling all large corporate accounts.

Mr. Taigen will be able to spend up to 10 hours per week on the development of Corporate Outfitters, Inc. at no cost to the Company.

Corporate Outfitters' sole Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

David Taigen Director, President	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended March 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Corporate Outfitters did not grant any stock options to the executive officer during the most recent fiscal period ended March 31, 2008.  The Company has also not granted any stock options to the executive officer since incorporation, March 9, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Corporate Outfitters to own more than 5% of the outstanding common stock as of June 5, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	David Taigen: 3327 West Indian Trail, Suite 152 Spokane, WA 99208	2,000,000 shares	28%

The percent of class is based on 7,100,000 shares of common stock issued and outstanding as of June 5, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year, there were no material transactions between the Company and any Officer, Director or related party none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

In March 2007, the Company issued 100,000 restricted shares of common stock to Jameson Capital, LLC for $1,000 of services.  Value was determined as an arms length transaction between non-related parties.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of March 31, 2008 the Company has incurred auditing expenses (accounting and bookkeeping) of $6,350.  We have incurred filing and consulting fees relating to the our reporting requirements of $2,580. Moreover, the Company anticipates being billed $3,950 for audit services relating to this annual report and an additional $2,950 in filing and consulting fees. The Company’s auditor is, Kyle Tingle, CPA, LLC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.
Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.
3.
Exhibits.
        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on July 31, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on July 31, 2007.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OUTFITTERS, INC.
By:	/s/ DAVID TAIGEN DAVID TAIGEN President Chief Executive Officer Chief Financial Officer Chief Accounting Officer Secretary, Director Date: June 28, 2008