Form 10QSB
period 2008-06-30
Corporate Outfitters, Inc.
filed 2008-07-29
CIK 1405227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
Commission File Number:  333-144973

CORPORATE OUTFITTERS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	5131	56-2646797
State of Incorporation	Primary Standard Industrial	I.R.S.
Employer Classification	Identification No.Code	Number #

3327 West Indian Trail Road, Suite 152,
Spokane, WA 99208

Telephone:  509-290-2847
 (Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440
Facsimile: 302-636-5454
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of July 29, 2008, the registrant had 7,100,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

CORPORATE OUTFITTERS, INC
BALANCE SHEET

	June 30	March 31,
	2008	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$58,465	$7,625
Total Current Assets	58,465	7,625

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	-

TOTAL ASSETS	$58,465	$7,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,440	$190
Related party payable	2,001	2,001
Total Current Liabilities	5,441	2,191

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value;
75,000,000 shares authorized,
2,100,000 shares issued and outstanding	710	260
Additional paid-in capital	105,290	15,690
Accumulated deficit	(52,976)	(10,516)
Total Stockholders' Equity (Deficit)	53,024	5,434

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$58,465	$7,625

CORPORATE OUTFITTERS, INC
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended	March 9, 2007
	June 30,	June 30,	(Date of Inception)
	2008	2007	through
	(unaudited)	(unaudited)	June 30, 2008

REVENUES			$-

OPERATING EXPENSES
General and administrative expenses	8,085	10	12,251
Legal and accounting	34,375	450	40,725
Total operating expenses	42,460	460	52,976

LOSS FROM OPERATIONS	(42,460)	(460)	(52,976)

LOSS BEFORE TAXES	(42,460)	(460)	(52,976)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(42,460)	$(460)	$(52,976)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,658,819	2,100,000

CORPORATE OUTFITTERS, INC
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for cash
at $0.025 per share	2,000,000	200	4,800		5,000
					-
Common stock issued for services					-
at $.01 per share	100,000	10	990		1,000
					-
Net loss for the year ending					-
March 31, 2007				(1,416)	(1,416)
					-
Balance, March 31, 2007	2,100,000	210	5,790	(1,416)	4,584

Common stock issued for cash
at $0.02 per share	497,500	50	9,900		9,950

Net loss for the year ending					-
March 31, 2008				(9,100)	(9,100)
					-
Balance, March 31, 2008	$2,597,500	$259.75	$15,690	$(10,516)	$5,433.75

Common stock issued for cash
at $0.02 per share	4,502,500	450	89,600		90,050

Net loss for the period ending					-
June 30, 2008				(42,460)	(42,460)
					-
Balance, June 30, 2008	$7,100,000	$710	$105,290	$(52,976)	$53,024

CORPORATE OUTFITTERS, INC
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	March 9, 2007
	June 30,	June 30,	(Date of Inception)
	2008	2007	through
	(unaudited)	(unaudited)	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(42,460)	$(460)	$(52,976)
Common stock issued for services
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase (decrease) in accounts payable	3,250		3,440
Net cash provided (used) by operating activities	(39,210)	(460)	(49,536)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds			2,001
Proceeds from sale of common stock	90,050	-	106,000
Net cash provided by financing activities	90,050	-	108,001

Net increase (decrease) in cash and cash equivalents	50,840	(460)	58,465

Cash at beginning of period	7,625	4,585	-

Cash at end of period	$58,465	$4,125	$58,465

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

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

Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

 The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2008 and March 31, 2008.

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

At June 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and March 31,
2008.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2009, or during the prior three years applicable under FIN 48.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2008.  The Company is currently attempting to raise capital in order to finance the development of an Internet enabled web-site capable of selling corporate promotional products which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CORPORATE OUTFITTERS, INC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

During the period ended June 30, 2008, the Company issued 4,502,500 shares of common stock to investors at a price of $0.02 per unit in a private placement, for a total of $90,050.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2006, the sole officer and director of the Company, loaned $1 to open the bank account.

During the year ended March 31, 2007, the sole officer and director of the Company, loaned $2,000 for operating expenses.

The officer loan is due on demand.  As of June 30, 2008, the officer has not made demand for the officer payable.

NOTE 5 - PROVISION FOR TAXES

At June 30, 2008 the Company had net deferred tax assets calculated at an expected rate of 35% of approximately $18,600 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2008.

At June 30, 2008, the Company has net operating loss carryforwards of approximately $53,000, which begin to expire in the year 2027.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

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

As of June 30, 2008, Corporate Outfitters had raised approximately $100,000 through the sale of common stock via its registered offering. As of June 30, 2008 there was approximately $58,465 of cash on hand and in the corporate bank account. Corporate Outfitters currently has liabilities of $5,441.  In addition, Corporate Outfitters anticipates additional costs associated with preparing this quarterly report in the amount of $4,000 which includes accounting, bookkeeping, and filing fees.

As of the date of this quarterly report, the Company had fully subscribed its registered offering of 5,000,000 common shares offered at $0.02 per share with total proceeds raised at $100,000.  We intend to utilize these funds to begin the development of our website and cover expenses relating to maintaining a reporting company status. We have not yet generated or realized any revenues from our business operations.

There are no employees other than the current sole officer and director of the Company, David Taigen.  There are no employment agreements.

Plan Of Operation

The following discussion is intended to assist in the understanding and assessment of changes and trends related to the results of operations and financial condition of Corporate Outfitters, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectibles of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal year.

Executive Overview

First quarter of 2008 the focus of the Company was primarily on completing offering of common shares through its registration statement filed on Form SB-2 and preparing and filing a 15c-211 application through a broker-dealer in order to obtain a quotation for its common stock on the Over the Counter Bulletin Board (OTCBB) registration statement on Form SB-2 in order to register 5,000,000 common shares to be sold as a direct offering to the public at a price of $0.02 per share to fund the anticipated business development activities and costs associated with maintaining a reporting company status.

The registration of the shares was deemed effective on August 8, 2007 and the subsequent Post-Effective Amendment thereto was deemed effective on February 8, 2008.  As of the date of this report the Company has sold all 5,000,000 common shares it registered and offered to the public at a price of $0.02 per share.  As such this offering is closed.

Quarter Ended June 30, 2008

Revenue.  The Company has not generated any revenues.  As of the June 30, 2008 the only proceeds received by the Company have been $102,000 through the sale of its common stock to its sole director and officer and the sale of approximately 5,000,000 common shares through its registered offering.

Liquidity and Capital Resources

We will require additional amounts of working capital to take our company to level of operations and be able to continue to cover expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  As of June 30, 2008 we had $58,465 of cash available, we had total liabilities of $5,441.  Our loss from inception (March 7, 2007) to June 30, 2008 was $42,460 of these loses $34,375 was relating to legal, accounting, and consulting expenses and $8,085 related to general administrative costs.

The Company believes it must raise additional proceeds in order to survive as a going concern within the next six months or become operational in order to survive as a going concern.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, David Taigen, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Outfitters, Inc.

Dated: July 29, 2008	/s/ David Taigen
David Taigen
Chief Executive Officer and
Chief Financial Officer