Form 10-Q
period 2008-09-30
Corporate Outfitters, Inc.
filed 2008-11-14
CIK 1405227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-144973

CORPORATE OUTFITTERS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	5131	56-2646797
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

3327 West Indian Trail Road, Suite 152,
Spokane, WA 99208

Telephone:  509-290-2847
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 12, 2008, the registrant had 7,100,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

CORPORATE OUTFITTERS, INC
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$575	$7,625
Total Current Assets	575	7,625

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	-

TOTAL ASSETS	$575	$7,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$190
Related party payable	2,001	2,001
Total Current Liabilities	2,001	2,191

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value;75,000,000 shares authorized,
7,100,000 and 2,597,500 shares issued and outstanding, respectively	710	260
Additional paid-in capital	105,290	15,690
Accumulated deficit	(107,426)	(10,516)
Total Stockholders' Equity (Deficit)	(1,426)	5,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$575	$7,625

See accompanying notes to the financial statements.

CORPORATE OUTFITTERS, INC
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					March 9, 2007
	Three Months Ended		Six Months Ended		(inception)
	September 30,	September 30,	September 30,	September 30,	to
	2008	2007	2008	2007	Sept 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	$-	$15	$3,385	$25	$7,551
Consulting	48,700	-	48,700	-	48,700
Legal and accounting	5,750	3,960	44,825	3,410	51,175
Total operating expenses	54,450	3,975	96,910	3,435	107,426

LOSS FROM OPERATIONS	(54,450)	(3,975)	(96,910)	(3,435)	(107,426)

LOSS BEFORE TAXES	(54,450)	(3,975)	(96,910)	(3,435)	(107,426)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(54,450)	$(3,975)	$(96,910)	$(3,435)	$(107,426)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	7,100,000	2,100,000	6,383,347	2,100,000

See accompanying notes to the financial statements.

CORPORATE OUTFITTERS, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for cash
at $0.025 per share	2,000,000	$200	$4,800		$5,000
					-
Common stock issued for services					-
at $.01 per share	100,000	10	990		1,000
					-
Net loss for the year ending					-
March 31, 2007				(1,416)	(1,416)
					-
Balance, March 31, 2007	2,100,000	210	5,790	(1,416)	4,584

Common stock issued for cash
at $0.02 per share	497,500	50	9,900		9,950

Net loss for the year ending					-
March 31, 2008				(9,100)	(9,100)
					-
Balance, March 31, 2008	2,597,500	$260	$15,690	$(10,516)	$5,434

Common stock issued for cash
at $0.02 per share	4,502,500	450	89,600		90,050

Net loss for the period ending					-
September 30, 2008				(96,910)	(96,910)
					-
Balance, September 30, 2008	7,100,000	$710	$105,290	$(107,426)	$(1,426)

 See accompanying notes to the financial statements.

CORPORATE OUTFITTERS, INC
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended	March 9, 2007
	September 30,	September 30,	(inception)
	2008	2007	to
	(unaudited)	(unaudited)	Sept 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(96,910)	$(3,435)	$(107,426)
Common stock issued for services	-	-	1,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase (decrease) in accounts payable	(190)	-	-
Net cash provided (used) by operating activities	(97,100)	(3,435)	(106,426)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	-	-	2,001
Proceeds from sale of common stock	90,050	-	105,000
Net cash provided by financing activities	90,050	-	107,001

Net increase (decrease) in cash and cash equivalents	(7,050)	(3,435)	575

Cash at beginning of period	7,625	4,585	-

Cash at end of period	$575	$1,150	$575

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

 See accompanying notes to the financial statements.

CORPORATE OUTFITTERS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Corporate Outfitters, Inc, was incorporated on March 9, 2007 in the State of Delaware.

The principal business of the Company is the on-line sales of corporate promotional products through proposed internet site.  The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

CORPORATE OUTFITTERS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.  As of September 30, 2008 and March 31, 2008, the Company had no cash equivalents.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

At September 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and March 31, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2008.

CORPORATE OUTFITTERS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Provision for Taxes
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2008.  The Company is currently attempting to raise capital in order to finance the development of an Internet enabled web-site capable of selling corporate promotional products which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CORPORATE OUTFITTERS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

During the period ended September 30, 2008, the Company issued 4,502,500 shares of common stock to investors at a price of $0.02 per unit in a private placement, for a total of $90,050.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2006, the sole officer and director of the Company, loaned $1 to open the bank account.

During the year ended March 31, 2007, the sole officer and director of the Company, loaned $2,000 for operating expenses.

CORPORATE OUTFITTERS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 - PROVISION FOR TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2008 the Company had net operating loss carry forwards of approximately $10,516 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

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

On August 19, 2008, Corporate Outfitters, Inc. accepted the resignation of David Taigen as Corporate Secretary and subsequently appointed Sarah R. Kunkle to serve as its Corporate Secretary effective immediately. Ms. Kunkle Portland Community College in Portland, Oregon. She is currently enrolled at Indian River State College in Vero Beach, Florida. Ms. Kunkle is an investor in several startup companies and is expected to bring this experience to the Company.

We have not yet generated or realized any revenues from our business operations.  We will require additional funds in order to continue as a going concern.  Failure to secure additional financing would result in out business to fail and a complete loss of any investment made into the Company.

Plan of Operation

The following discussion is intended to assist in the understanding and assessment of changes and trends related to the results of operations and financial condition of Corporate Outfitters, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

Executive Overview

Our common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on August 18, 2008 under the ticker symbol CPOT. As of September 30, 2008 there were no trades for our common stock.  Subsequent to this time the common stock has begun trading with a price range between $0.44 and $0.56 with very little volume.  There can be no assurance or guarantee that a market will continue to develop for the Company’s common stock in the future.  If a market for the common stock is not developed investors would be unable to sell their common stock and likely lose their investment in its entirety.  In the third quarter of 2008 Management plans to focus efforts on obtaining additional financing either through the sale of common shares through private placement sales or by securing debt financing.  The Company cannot provide any assurance it will be successful in obtaining proceeds by either of these means and failure to do so would result in its business to fail and a complete loss of any investment made into the Company.

Quarter Ended September 30, 2008

Revenue.  The Company has not generated any revenues.  As of the September 30, 2008 the only proceeds received by the Company have been $105,000 through the sale of its common stock to its sole director and officer and the sale of approximately 5,000,000 common shares through its registered offering.

Liquidity and Capital Resources

We will require additional amounts of working capital to take our company to level of operations and be able to continue to cover expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  As of September 30, 2008 we had $575 of cash available, we had total liabilities of $2,001.  Our loss from inception (March 7, 2007) to September 30, 2008 was $107,426.

The Company believes it must raise additional proceeds in order to survive as a going concern within the next three months or become operational in order to survive as a going concern.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, David Taigen and Sarah R. Kunkle, Secretary of the Corporation. There are no employment agreements.

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

Report on Form 8-K.  Form 8-K filed on August 20, 2008 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.  On August 19, 2008, Corporate Outfitters, Inc. accepted the resignation of David Taigen as Corporate Secretary and subsequently appointed Sarah R. Kunkle to serve as its Corporate Secretary effective immediately.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Outfitters, Inc.

Dated: November 14, 2008	/s/ David Taigen

David Taigen
Chief Executive Officer and
Chief Financial Officer