Form 10-Q/A
period 2008-09-30
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2008-11-26
CIK 1405227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-144973

LIBERTY CAPITAL ASSET MANAGEMENT, INC.

 (Exact Name of Issuer as Specified in Its Charter)

Delaware	5131	56-2646797
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

2470 St. Rose Parkway, Suite 314
Henderson, NV 89074
(702) 914-4300
 (Address and Telephone Number of Issuer's Principal Executive Offices)

CORPORATE OUTFITTERS, INC.
3327 West Indian Trail Road, Suite 152,
Spokane, WA 99208

(Former name and address if changed since last report)

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
YES ☐   NO ☒

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

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

EXPLANATORY PARAGRAPH

The following amendment reflects subsequent events, of which have occurred on November 3, 2008, as reported on respective Form 8K on November 25, 2008 and November 26, 2008, respectively.

PART II

ITEM 5.   OTHER INFORMATION

Entry into a Material Definitive Agreement.  On November 3, 2008, Corporate Outfitters, Inc. (the “Company”) entered into a Common Stock Purchase Agreement, (“Agreement”) with Liberty Capital Asset Management, Inc. (“Liberty”) to acquire 100% of the issued and outstanding stock of Liberty for the consideration of 10.5 million common shares of the Company.

As of November 24, 2008, there were 7,906,350 common shares issued and outstanding of which 7.1 million has been issued pursuant to the Agreement.

The current beneficial ownership of the Company are as follows:

Shareholder	Shares	%
Excalibur Consulting LLC	1,146,250	14.5%
CBS Consultants Inc.	898,750	11.4%
South Lake Capital LLC	885,031	11.2%
David Jordan	413,236	5.2%

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.  On  November 3, 2008 David Taigen resigned from the position of Chief Executive Officer, Chief Financial Officer and Director of Corporate Outfitters, Inc.  Mr. Taigen resigned for personal reasons and has no disputes or disagreements with the Company.  On November 3, 2008, the Board accepted the resignation of Mr. Taigen and elected Michael Barron and Lee Shorey to the Company’s Board of Directors.

Also on November 3, 2008, the board of directors of Corporate Outfitters, Inc appointed Michael A. Barron to the position of Chief Executive Officer and Lee Shorey to the position of  Chief Financial Officer and Treasurer.

Amendments to Articles of Incorporation or Bylaws.  On November 3, 2008, the board of directors of Corporate Outfitters, Inc. amended its articles of incorporation to reflect a change in name from Corporate Outfitters, Inc. to Liberty Capital Asset Management, Inc.

Also on November 3, 2008 the board approved to change its current stock symbol from “CPOT” to “LCPM”.  The symbol became active on the Over the Counter Bulleting Board, (OTCBB) on November 20, 2008.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Outfitters, Inc.

Dated: November 26, 2008	/s/ Michael A. Barron

Michael A. Barron
Chief Executive Officer