Form 10-Q
period 2008-12-31
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2009-02-25
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
Commission file number: 333-144973

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2646797
(State of incorporation)	(IRS Employer Identification No.)

2470 St. Rose Parkway
Henderson, NV  89074
(Address of principal executive offices)

702-914-4300
(Issuer’s telephone number)

CORPORATE OUTFITTERS, INC.

3327 West Indian Trail Road, Suite 152,
Spokane, WA 99208

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 17, 2009, the registrant had 8,477,779 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

LIBERTY CAPITAL ASSET MANAGEMENT, INC.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008
(Unaudited)

ASSETS:
Current assets:
Cash	$45,840
Loan receivable	670,948
Loans held for Investment	5,015,485
Stock subscription receivable	85,715
Accounts receivable	42,074
Other current assets	1,100
Total current assets	5,861,162

Property and equipment, net	352,354

TOTAL ASSETS	$6,213,515

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$327,884
Notes payable	356,028
Notes payable related party	103,964
Total current liabilities	787,876

TOTAL LIABILITIES	787,876

Stockholders' equity:
Common stock 75,000,000 authorized, $0.001 par value, 8,477,779 issued and outstanding	848
Additional paid-in capital	4,745,302
Accumulated earnings	679,489
Total stockholders' equity	5,425,640

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,213,515

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
DECEMBER 31, 2008
(Unaudited)

	Three Months Ended	Three Months Ended (1)	Nine Months Ended	Nine Months Ended (1)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Revenues:
Asset liquidation	$598,459	$1,278,492	$2,260,181	$1,278,492

Cost of Sales	67,683	415,280	527,028	415,280

Gross Profit	530,775	863,211	1,733,152	863,211

Expenses:
Salary & wages & payroll taxes	312,333	276,000	897,462	276,000
Selling, general and administrative	107,978	129,908	315,456	129,908
Professional fees	30,000	31,100	209,304	31,100
Total expenses	450,311	437,008	1,422,222	437,008

Income from operations	80,464	426,203	310,930	426,203

Other (expense) income
Interest expense	(7,140)	-	(19,042)	-
Total other (expense) income	(7,140)	-	(19,042)	-

Net income	$73,324	$426,203	$291,888	$426,203

Net income per share basic and diluted	$0.01	$0.20	$0.06	$0.20

Weighted average number of common shares
shares outstanding, basic and diluted	7,811,606	2,100,000	5,042,718	2,100,000

(1)    The periods indicated, three and nine months ending December 31, 2007, are reflective of the company's inception October 1, 2007 to the period ended December 31, 2007

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$291,888	$426,203
Adjustments to reconcile net income (loss) from operations to net cash (used in)
provided by operations:
Depreciation and amortization		23,865

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and receivables from loans sold, net	(465,958)	(230,828)
(Increase) decrease in stock subscription receivable	(85,715)	--
(Increase) decrease in other current assets	18,900
Increase (decrease) in accounts payable and accrued expenses	(30,700)	177,154
Net cash (used in) provided by operating activities	(272,285)	396,394
Cash flows from investing activities:
Purchase of fixed assets	(3,499)	(367,324)
Net cash used in investing activities	(3,499)	(367,324)
Cash flows from financing activities:
Proceeds from notes payable	356,028	--
Proceeds from related notes payable	103,964	--
Dividends paid on investment	(195,838)	(48,174)
Net cash provided by (used in) financing activities	264,154	(48,174)
Net decrease in cash and cash equivalents	(11,630)	(19,104)
Cash and cash equivalents, beginning of period	34,210	--
Cash and cash equivalents, end of period	$45,840	$19,104
Supplemental disclosure of cash flow information
Interest paid	$--	$--

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
March 31, 2008	2,597,500	$260	$4,919,169	$387,602	$5,307,031

Stock Issuance	5,308,850	531	(531)		-

Post Merger	7,906,350	791	4,918,638	387,602	5,307,031
Adjustment				-	-
Stock Issuance	571,429	57	(173,336)		(173,279)
Net income				291,888	291,888
					-
December 31, 2008	8,477,779	$848	$4,745,302	$679,489	$5,425,640

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

(1)           Description of Business:

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

(2)           Summary of Significant Accounting Principles:

Basis of Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is March 31.

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a materially adverse impact on the Company's operations.

Concentration of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principaly of temporary cash investments, trade receivables and marketable securities.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Significant estimates made by the Company’s management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights, and the recoverability of property and equipment through future operating profits.  Actual results could materially differ from those estimates.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Earnings Per Share:

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments:

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008, September 30, 2008 and March 31, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008.

Provision for Taxes:

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting For The Impairment or Disposal of Long-Lived Assets” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Pursuant to SFAS 144, management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management.  To date, management has not identified any impairment of property and equipment.  There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.

Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  At this point, all of the services required to be performed for such revenues have been completed.  Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold.  Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions.  When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations.  Revenue from the servicing of loans is recognized as earned.

New Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

(3)           Mortgage Loans Held for Investment:

On December 31, 2007, the Company acquired a portfolio of 4,466 mortgage loans of  for a value of $5,015,485 with a face value in excess of $108 million dollars. The loans were purchased at a discount and are scheduled to be re- performing or sold at foreclosure, during the next 180 days and liquidated for cash.  Management intends to resale the loans or work with a borrower to conform the loan into performing status.

(4)           Derivative Instruments:

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

At December 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(5)           Equity:

Common Stock The Company is authorized to issue 75,000,000 shares of common stock.   There were 8,377,779 shares of common stock outstanding as of December 31, 2008.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants  As of December 05, 2008, there were warrants outstanding to purchase a total of 2,853,175 shares of our common stock.  These warrants may be exercised at prices ranging from $1.50 to $2.00 and expire between 2008 and 2013.

Pre reverse merger, (November 3, 2008), the Company had outstanding 7,906,350 shares of common stock.  An additional 571,429 shares were issued after the reverse merger.

(6)           Notes payable:

On June 25, 2008 the Company entered into two short term promissory notes with investors totaling $382,000.  The Company repaid $25,972 of the notes , leaving a balance of $356,028.  The notes carry an interest rate of 16% per annum.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

(7)           Related Party Transactions:

As of December 31, 2008, the Company CEO advanced the Company $103,964, for working capital needs.

(8)           Provision for Taxes:

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

General

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.

The Company maintains offices at 2470 Saint Rose Parkway, Suite 314, Henderson, Nevada 89074.

Business Development

The Company acquires pools of non performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again. The Company affects this by carefully analyzing the individual borrower’s payment history, defining just how much the borrower can afford to pay each month, and then restructuring the financial variables (interest rate, principal amount etc.) such that the borrower can afford the new payment. The loans are held for six months to one year and the new re-performing payment history creates loans having much more value than the partnership paid for it. The Company then either sells the loan or pool of reconditioned loans to a bulk purchaser or refinances the borrower out of the loan.

Market:  With the default and collapse of the sub-prime market over the last six months, we have found that we are highly experienced in the mitigation of losses due to the deep discounts now offered for distressed credit loans. With so many companies going out of business (www.mortgageimplode.com) and the ensuing panic, not only does the Company enjoy a great business opportunity from having a functional loan resolution platform for fee income, but the Company is also in the mainstream of the discount loan deal flow. This unique view gives the Company an opportunity to view loan pools slated for scratch & dent disposition and compare them to the results the Company has achieved with other pools The Company has worked with.

Business Proposition The Company has analyzed the existing marketplace of loans and segmented it into three categories, each with their unique traits which affect yield and ROI. The table below indicates the segmentation of the market.

Loan Type	Description	Price range	Workout strategy
Sub Prime Performing	Violated payment but now current	50% - 70% Of face value	Hold for long-term recovery of face value
Sub-Prime Non-performing	Continues a pattern of sporadic or partial payment	30% - 50% Of face value	Hold for long term recovery of face value
Structurally Impaired	Unwilling or unable to make payments	1% - 30% Of face value	Restructure loan so borrowers can make a payment at any level. Re-establish credit. Refinance loan as the take out.

Evaluation of Segmentation of Loan market:

•
Sub-Prime Performing – these loans are contractually current but may have been delinquent in the past.  If newly originated loans are delinquent in the first 1-3 months it is most likely that they will not be eligible for sale in the secondary market and thus fall into the scratch and dent category.  Other characteristics that could render an otherwise performing loan as S & D include inadequate loan documentation, a deficient appraisal, past credit deficiencies, or non-conforming loan to value or income ratios. Borrowers here have FICO scores between 550 and 680. Although the loan may be current, borrowers with this credit profile have a history of not making their payment obligations on time or even defaulting.

Assessment: An investment strategy built around purchasing loan pools in this category and paying current market rates of 50% to 70% of face value in the hope that a long term hold will recover the face value is flawed.

These loans are like slightly spoiled fruit. Initially it doesn’t look too bad, but if left out and not refrigerated, will rot. Time will only decline the value here, not improve it.

•
Sub-Prime Non Performing – these loans are not contractually current but borrowers may have entered into a modification or catch-up plan with the lender and are therefore current on what is known as a “recency” basis.  Often times, these loans will temporarily become past due as a result of the borrower experiencing job loss, medical problems and expenses or a divorce. Characteristics of these borrowers are similar to category 1 above except that the FICO scores of the borrowers in this category are lower.

Assessment: These loans will decay much more rapidly than those in category 1 since there is already a default present in most of the portfolio. The value of these pools declines over time.

•
Structurally Impaired – these are the lowest quality loans as the borrower is delinquent, not currently making regular payments and not expected to do so in the immediate future.  For these loans, the Company views the primary source of recovery as the restructuring of the loans by direct contact with the borrower. An affordable payment structure must be renegotiated involving reduction of principal amount owed via forgiveness of debt and/or reduction of interest rate. If this fails, the sale of the collateral property following a foreclosure auction or receipt of a deed from the borrower in lieu of foreclosure is the recovery remedy.

Assessment: This category provides the only option for gain on the assets as the structural composition of the loan is being amended to conform to the borrower’s actual ability to make a payment. As such, the likelihood that the face value of the loan can be realized is greater than the other two categories. Recovery is approximately 12 months.

On August 19, 2008, the Company accepted the resignation of David Taigen as Corporate Secretary and subsequently appointed Sarah R. Kunkle to serve as its Corporate Secretary effective immediately.

On November 3, 2008, David Taigen resigned from the position of Chief Executive Officer, Chief Financial Officer and Director of the Company.  Mr. Taigen resigned for personal reasons and has no disputes or disagreements with the Company.  On November 3, 2008, the Board accepted the resignation of Mr. Taigen and elected Michael Barron and Lee Shorey to the Company’s Board of Directors.

Also on November 3, 2008, the board of directors of the Company appointed Michael A. Barron to the position of Chief Executive Officer and Lee Shorey to the position of Chief Financial Officer and Treasurer.

Plan of Operation

The following discussion is intended to assist in the understanding and assessment of changes and trends related to the results of operations and financial condition of Liberty Capital Asset Management, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2008.

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

Executive Overview

Our common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on August 18, 2008 under the ticker symbol CPOT. Prior to September 30, 2008 there were no trades for our common stock.  Subsequent to this time the common stock has begun trading with a price range between $0.44 and $0.56.  There can be no assurance or guarantee that a market will continue to develop for the Company’s common stock in the future.  If a market for the common stock is not developed investors would be unable to sell their common stock and likely lose their investment in its entirety.  In the third quarter of 2008 Management plans to focus efforts on obtaining additional financing either through the sale of common shares through private placement sales or by securing debt financing.  The Company cannot provide any assurance it will be successful in obtaining proceeds by either of these means and failure to do so would result in its business to fail and a complete loss of any investment made into the Company.

Results of Operations:

The Company acquires pools of non performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again. The loans are held for six months to one year and the new re-performing payment history creates loans having much more value than the partnership paid for it. The Company then either sells the loan or pool of reconditioned loans to a bulk purchaser or refinances the borrower out of the loan.

Revenues generated from reperforming, sale of loans and fee revenue was $598,459 as compared to$1.3 million for the three months ended December 31, 2007. For the nine months ended December 31, 2008 revenues from the sale of loans were $2.3 million as compared to $1.3 million during the same period of the prior year.

Selling, general and administrative, (SG&A), expenses were $107,978 for the three  month period ended December 31, 2008, as compared to $129,908 for the same period in the prior year. For the nine monts ended December 31, 2008, SG&A was $315,456 as compared to $129,908 for the same period in the prior year.  Salary and payroll taxes were $312,333 for the three month period ended December 31, 2008 as compared to $276,000 for the same period in the prior year.  Professional fees were $30,000 for the three month period ended December 31, 2008 as compared to $31,100 during the same period of the prior year. For the nine months ended December 31, 2008 professional fees were $209,304 as compared to $31,100.

Interest expense was $7,140 and $19,402 for the three and nine month period ended December 31, 2008, respectively.

Income from operations was $80,464, for the three month ended December 31, 2008 as compared to income of $426,203from the same period in the prior year.  For the nine months ended December 31, 2008, the Company had a incomeof operationsof $310,930 as compared to income of $426,203 during the same period in the prior year.  Net income for the three months ended December 31, 2008 was $73,324, as comparedto net incomeof $426,203for the same period in the prior year..  For the nine months ended December 31, 2008 the Company had a net incomeof $291,888as compared to a net incomeof $426,203for the same period in the prior year.  The Company's operations in the prior year occurred between October 1, 2007 and December 31, 2007.  The nine month comparison only included operations of three months.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on our liquidity.  Warehouse credit facilities limit the amount that may be advanced on each loan funded.  Therefore, cash must be used to fund the additional dollars needed to close escrow.  The revenue is not recognized until the loan is sold.  Thus, it is crucial that loan volume is monitored.

Cash Flows

Net cash used for operating activities for the nine months ended December 31, 2008 was $272,285 as compared to net cash provided by operating activities for the nine months ended December 31, 2007 of $396,394. The primary sources of cash used for the nine months ended December 31, 2008 was from net income of $291,188, increase in loan receivable of $465,958, increase in stock subscription receivable $85,715, decrease in other current assets of $18,900 and decrease in accounts payable and accrued expenses of $30,700.  The primary sources of cash provided by the nine months ended December 31, 2007 was from a net income of $426,203, depreciation of $23,865, increase in accounts receivable of $230,828 and an increase in accounts payable of $177,154.

Net cash used for investing activities during the nine months ended December 31, 2008 and December 31, 2007 was $3,499 and $367,324, respectively.  Net cash used for investing activities was primarily for the purchase of equipment.

Net cash provided by financing activities for the nine months ended December 31, 2008 was $264,154, consisting primarily of proceeds of notes payable related party of $103,964, proceeds of notes payable of $356,028 and dividends paid on investment of $195,838.  Net cash provided by financing activities for the nine months ended December 31, 2007 was $$48,174, which were the payments of dividends.

Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2009.

Item 3A(T)   Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report on Form 10-QSB. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such person know of no material legal proceeding or litigation contemplated or threatened.  None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

Report on Form 8-K.  Form 8-K filed on November 3, 2008, Completion of Acquisition, Change in Name, and Resignation and Appointment of Officers..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 25, 2009	Liberty Capital Asset Management, Inc.

By: /s/ Michael A. Barrron
Chief Executive Officer