Form 10-K
period 2009-03-31
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2009-07-15
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number
333-144973
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-2646797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2470 St. Rose Parkway
                Henderson, NV  89074
(Address of principal executive offices)

             702-914-4300
(Issuer’s telephone number)

CORPORATE OUTFITTERS, INC.
3327 West Indian Trail Road, Suite 152,
                                                    Spokane, WA 99208
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. . Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTCBB on July 10, 2009 was $786,400.

Number of outstanding shares of common stock as of July 10, 2009 was 8,737,779.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [X]

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
TABLE OF CONTENTS

PART I

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Liberty Capital Asset Management, Inc., actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's products and services, the Company's ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.  The mortgage banking industry is continually vulnerable to current events that occur in the financial services industry. These events include the current subprime market changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable.

Item 1.    Description of Business

Company Overview: The Company was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In August of 2007, CD Banc LLC acquired an interest in HCI, a mortgage banking company with 50 FHA lending branches.  On September 30, 2008, the Company’s Board of Directors rescinded the transaction retroactively to January 1, 2008, as consideration for the transaction was never duly executed by the parties.  In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. In October 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc. The company (Liberty) is currently traded on the OTC:BB under the symbol LCPM.  The Company has been actively engaged in generating revenues from reperforming, sale of loans and fee revenue since July 1, 2007.

Business Opportunity: The Company acquires pools of non-performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again. The Company affects this by carefully analyzing the individual borrower’s payment history, defining just how much the borrower can afford to pay each month, and then restructuring the financial variables (interest rate, principal amount etc.) such that the borrower can afford the new payment. The loans are held for six months to one year and the new re-performing payment history creates loans having much more value than the partnership paid for it. The Company then either sells the loan or pool of reconditioned loans to a bulk purchaser or refinances the borrower out of the loan.

Market:  With the default and collapse of the sub-prime market over the last year, we have found that we are highly experienced in the mitigation of losses due to the deep discounts now offered for distressed credit loans. With so many companies going out of business (www.mortgageimplode.com) and the ensuing panic, not only does the Company enjoy a great business opportunity from having a functional loan resolution platform for fee income, but the Company is also in the mainstream of the discount loan deal flow. This unique view gives the Company an opportunity to view loan pools slated for scratch & dent disposition and compare them to the results the Company has achieved with other pools

Business Proposition The Company has analyzed the existing marketplace of loans and segmented it into three categories, each with their unique traits which affect yield and ROI. The table below indicates the segmentation of the market.

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

1.
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

2.
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

3.
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

Operational Results:

The Company employs its loan resolution direct contact center to contact the borrowers directly by phone and re-finance the mortgages for the highest possible loan-to-values available. A discount to the loan principle is generally required of approximately 10% - 20%. As 1st loans are generally purchased for 10% - 30% and 2nds are in the 2% range, the blended combination leaves approximately a 30% -45% gross margin per file refinanced.

Types of Products Purchased:

•	Doc/Ratio Deficient (Guideline Near-Misses)
•	Secondary Market Fallout
•	Sub and Non-Performing
•	Bankruptcy and Foreclosures
•	REO Properties
•	Buybacks and Kickouts

Operating Results

The Company originally acquired a pool of mortgages consisting of 4,426 loans secured by first trust deeds and second trust deeds. These loans are in the structurally impaired category. Below is a table which represents the various categories of the loan portfolio within the pool. The pro forma operating results below show the historical recovery measured as a percentage by asset type as to the remaining loans of the portfolio.

Loan Type	Loan Count	UPB	Historical Recovery %	Recovery Amount
REO	125	4,627,366.96	42.88%	$1,984,308.09
Performing	54	1,308,534.69	35.81%	$468,627.29
Foreclosure	69	2,063,440.89	50.45%	931,693.27
Bankruptcy	74	1,925,617.15	50.45%	270,452.93
Negotiation	34	938,589.60	32.54%	305,417.06
Judgment Collection	204	5,447,761.78	12.37%	673,888.13

Total	560	16,311,311.07		4,634,386.77

Competition:

Our research has uncovered that while many players in the scratch and dent (“S&D”) space offer some of the asset recovery and liquidation services, there is a need in the marketplace for a full-service loss mitigation company.  While some offer to purchase troubled assets, none offers the QC training combined with control of liquidation via complete hospital warehousing, allowing lenders to remain whole during the diligence process. Below is a list of several companies that have entered the loss mitigation field during 2008. Results of their efforts are unknown.

1.	Black Rock/Highfields Capital Mgt.
2.	Franklin Credit Management
3.	Bayview Financial
4.	Litton Loan Servicing
5.	GRP Financial

Intellectual Property

None.

Employees

As of March 31, 2009, we had 7 full-time employees, of whom 2 were in administrative and 5 were in loan management.

Item 2.    Description of Property.

As of March 31, 2009, we leased approximately 5,400 square feet of general office space in premises located at 2470 St. Rose Parkway, Henderson, Nevada. Our lease for this space expires in July 2009 and provides for monthly payments of $10,862

Item 3.    Legal Proceedings.

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report on Form 10-K, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 4.    Submission of Matters to a Vote of Security

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on August 18, 2008. The Company’s ticker symbol is LCPM.  The following table sets forth, for the calendar periods indicated, the high and low bid information for our common stock. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

The quotations listed below reflect interim dealer prices without retail mark-up mark-down or commission and may not represent actual transactions. Trading of our stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock.

The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter since approved for quotation, as reported by the OTCBB.

	Common Shares
Year Ended March 31, 2009:	High	Low
Quarter Ended September 30, 2008	--	--
Quarter Ended December 31, 2008	$1.01	$0.25
Quarter Ended March 31, 2009	$1.01	$0.29

As of March 31, 2009, there were approximately 147 stockholders of record of our common stock.  The transfer agent for our Common Stock is Empire Stock Transfer.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Item 6.    Selected Financial Data

	Year Ended	Inception July 1, 2007 to
	March 31,	March 31,
	2009	2008

Selected Statement of Operations Data:

Revenue generated from Asset Liquidation	$2,765,002	$2,142,750
Net Asset Liquidation Revenue	2,505,667	1,767,281
Income from Operations	257,107	479,886
Reserve for Loan Loss	-	402,000
Write Down of Investment	246,180	765,266
Net loss	35,841	687,380
Net loss per weighted average common
share - basic and diluted	$0.01	$0.09
Weighted Average Shares	6,501,650	2,597,500

Selected Balance Sheet Data:

Total Assets	$5,294,750	$4,885,609
Total Liabilities	1,026,436	248,905
Stockholders' Equity	$4,268,314	$4,636,704

Item 7.    Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with Item 8. Financial Statements.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectibles of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments.  However, since most of the Company’s financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. As of March 31, 2009, the Company has 2,000,000 outstanding employee stock options.

Capital Environment in 2008

A key component to the company’s business plan for growth is the attraction of new investment partners to provide capital such that new pools of toxic assets may be purchased.  As investor confidence began to wane during 2008, the capital markets which Liberty depends upon to supply it with new capital for acquisitions, began to dry up. Hedge funds are traditional resources for capital asset firms such as Liberty, to source for investment capital to acquire new assets at a discount and then restore those assets to a more valuable status & thus a potential for profit for the company could be made. During the first part of 2008, the company visited with numerous hedge funds and received general commitments for funding to acquire pools of mortgages according to the Liberty formula. Liberty actually executed an agreement with Silar Advisors to fund up to $50 million in capital for pool acquisitions. Market conditions have retarded Silar’s investment ability and only a nominal amount of the allocation has been used.

Axiom Capital was hired by Liberty on a referral by a Liberty shareholder and meetings were set up and attended. Following is a listing of the companies Liberty management visited with from April of 2008 through March of 2009.

Silar Advisors	Centrecourt Asset Mgt	TAIB Securities
Bryant Park Capital	Angelo Gordon	EOS Partners
JCAM	Chicago Investment Group	Amherst Holdings LLC
Lion Partners Ltd	Sheridan Capital Advisors LLC	Guggenheim Partners
Aristeia Capital	Platinum Partners	Centurion
Mahler & Emerson Inc.	Quarry Capital Partners	Gilford Securities
Contego Capital Partners	Meyers Associates L.P.	Opus Capital LLC
DME Capital LLC	Somerset Capital Advisors	Rockmore Capital

The company secured several letters of intent & term sheets which totaled in excess of $100 million in funding to be delivered to Liberty Capital during 2008 & 2009. None of the funds were placed with the company.  Silar did purchase shares of stock in the company comprising 4.9% of the company and has purchased a small amount of pools from Liberty.

With the hedge funds weighted down with non-performing toxic assets and calls for redemptions by their investors, the hedge fund sources for capital dried up last year. Economic uncertainty and the doubt of a new national election put capital expenditures on hold.

Federal Regulation and “Bail-Out” Effects

With the election of the new Democratic President and Congress came additional impacts to the business environment Liberty operated in last fiscal year. The government’s announcement of cash aid to purchase toxic mortgage assets from ailing lenders virtually dried up the source of cheap product to Liberty’s business model. Many lenders who were willing to sell toxic mortgage pools suddenly withdrew their sales and opted to hang on to the assets so they could sell them to the government at better prices than the free market was willing to pay.  In addition to this practice, the government also began to pass legislation which forced lenders who held foreclosed or soon to be foreclosed properties to extend the time it would take them to recover their assets. The effect of this is that any pool which Liberty would be bidding on would have typically 30% of those assets go to foreclosure. Once foreclosed, Liberty would resell the property for a profit. Historically and prior to this legislation, Liberty had been yielding approximately 70+% returns on REO (foreclosed and recaptured) properties. With the new legislation, recapture periods went from an average of six months to over two years. That turns a 70% return into a 17% return. Investors considered this type of asset too risky given the government interference and capital for toxic assets dried up. Further, assets the government had acquired at premium prices were made available to be repurchased by institutions if qualified. To qualify for Federal sharing funds for these purchases, a company must prove tangible liquid assets of at least $100 million. Liberty could never qualify having only $ 5 million.

The new administration also changed the FHA financing requirements for borrowers. Before 2009, FHA did not require a minimum FICO score (a rating system which establishes credit worthiness) for new borrowers, but rather only required that a new borrower had remained current with his payments for the previous twelve months. This allowed borrowers with sub standard credit to continue to receive home loans to purchase or refinance even if their credit profile was impaired. Most of the borrowers who are in the Liberty pool of assets fall into this category. The administration now requires that new borrowers must have at least a 600 FICO score to be considered for approval by FHA. This is a substantial change in the regulations governing FHA loans and a severe blow to the Liberty business model. The Liberty model assumes sub standard credit borrowers would still be able to re-finance out of their loans into new FHA loans once the Liberty modified loans had been held for twelve months.

In addition to the restrictive credit requirements, FHA also changed their minimum refinance limit to a minimum of $50,000. Many of the loans Liberty owns are less than $50,000 which means that this new requirement forces Liberty borrowers who wish to refinance will need to find sources elsewhere than FHA.

 It is the company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions such as Bear Stearns, Lehman Bros. Countrywide and AIG, together with harsh government regulations for mortgage holders, has led to the operating environment where it has taken much longer to execute on Liberty’s operating model.

Results of Operations
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

For the year ended, March 31, 2009, revenues generated from reperforming, sale of loans and fee revenue was $2.8 million as compared to $2.1 million for the nine month period ended March 31, 2008.   Annualizing the period ended March 31, 2008 resulted in the Company maintaining its revenue base.   Gross profit increased to $2.5 million from $1.8 million or 41%.   Annualizing the results reflects an increase of 6.3% or $149,000.

Selling, general and administrative, (SG&A), expenses were $857,000 for the year ended March 31, 2009, as compared to $196,000 for the nine month period ended March 31, 2008, an increase of $661,000 or 336%. For the period ended March 31, 2008, annualizing SG&A represented an increase in 2009 for the same period in 2008 of 151% or $595,000.   The increase is attributable to expenses related to travel in order  to pursue new capital for pool acquisition and increased expenses associated with the liquidation of assets taking longer due to regulatory impairment .    Salary and payroll taxes were $1.2 million for the year ended March 31, 2009 as compared to $681,000 for the nine month period ended March 31, 2008, an increase of $493,000 or 72.4%.   For the period ended March 31, 2008, annualizing Salary and Wages represented an increase in 2009 for the same period in 2008 of 27% or $248,000. Professional fees were $163,000 for the year ended March 31, 2009 as compared to $369,000 for the nine month period ended March 31, 2008.

Interest expense was $47,000 and $0 for the year ended March 31, 2009 and 2008, respectively.   The increase in Interest is directly correlated to the Compamy’s increase in borrowings of $548,000.

Income from operations was $257,000, for the year ended March 31, 2009 as compared to income of $480,000 for the nine month period ended March 31, 2008.    Net loss for the year ended March 31, 2009 was $36,000, as compared to net loss of $687,000 for the nine month period ended March 31, 2008.  The company revalued its loans held for investment, resulting in the loss for both periods. The company maintains a policy to write down a portion of its loan portfolio even though the loans are still held on the balance sheet and may deliver cash value to the company at some future date. This is a conservative policy which allows the company to hedge any dimunition of value to its asset base due to market conditions which have been volatile over the last operating period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Management sought to adjust the company’s position in the market and given the operating environment, opted to raise capital in order to keep the staff on board until the capital markets loosened up and assets could again be purchased properly. The company hired Grant Bettingen, Inc to raise a $1 million private placement of the company’s stock. Uses of proceeds were to keep operations going and to market new pools to purchase. If the company could raise $20 million from high net worth investors, it could continue to be successful. The offering was not successful although in excess of twenty companies were visited, primarily in New York. The offering terminated in June.

Management cut staff positions and salaries were reduced to 50% of their previous levels. Company principals loaned money  to the company from time to time to bridge cash issues. The company still has a pool of toxic mortgage loans on its books which it continues to work off to create cash. It has remained profitable through this current economic environment.

Cash Flows

Net cash used in operating activities for the year ended March 31, 2009 was $813,000 as compared to net cash provided by operating activities for the nine months ended March 31, 2008 of $407,000. The primary sources of cash used in operating activities for the year ended March 31, 2009 was from net loss of $36,000, depreciation of $73,000, stock issued for services of $23,000, write down of investment of $246,000, increase of accounts receivable of $4,600, increase in other current assets of 798,000, and increase of accounts payable of $229,000. The primary sources of cash provided by the year ended March31, 2008 was from a net loss of $687,000, depreciation of $41,000, decrease in other current assets of $306,000, write down of investment of $ $765,000, increase in loan receivable of $230,000, increase in accounts receivable of $37,000 and increase in accounts payable of $249,000.

Net cash used for investing activities during the years ended March 31, 2009 and March 31, 2008 was $3,500 and $373,000, respectively.  Net cash used for investing activities was primarily for the purchase of software and equipment.

Net cash provided by financing activities for the year ended March 31, 2009 was $803,000, consisting primarily of net proceeds of notes payable of $356,000, net proceeds of notes payable related party of $192,000, stock issuance for cash of $67 and  proceeds of stock purchased of $254,000.  Net cash used for financing activities for the nine months ended March 31, 2008 was $0.

Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company operates in a volatile and fragmented marketplace which recently has been subject to new financial regulation by the Federal Government. As such, these proposed changes in the law may have an impact on the liquidity of the Company’s business plan and time frames to liquidate assets may be extended. These proposed regulatory changes have not been fully introduced into the marketplace and the final legislation provisions have not been determined. The Company continues to operate under its current business plan which involves the process of foreclosure and liquidation of toxic assets under the current laws of each state. If legislation changes the current regulatory environment, returns of capital and gains from liquidation of assets may take longer and gains may be lost over such extended time.

We Have a Limited Operating History and Consequently Face Significant Risks and Uncertainties.

As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

Our Quarterly Financial Results are Vulnerable to Significant Fluctuations and Seasonality, Which Could Adversely Affect Our Stock Price.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of loan applications and funded loans.  As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Our Business Will be Adversely Affected if We Are Unable to Safeguard the Security and Privacy of Our Customers’ Financial Data.

We retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications.  These documents are highly sensitive and if a third party were to misappropriate our customers’ personal information; customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

If We Fail To Comply With The Numerous Laws And Regulations That Govern Our Industry, Our Business Could Be Adversely Affected.

Our business must comply with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities.  These rules impose obligations and restrictions on our residential loan brokering and lending activities.  In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations.  We may not always have been and may not always be in compliance with these requirements.  Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

The Loss Of Any Of Our Executive Officers Or Key Personnel Would Likely Have An Adverse Effect On Our Business.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Michael A. Barron.  The loss of the services of Mr. Barron or other key employees would also likely have an adverse effect on our business, results of operations and financial condition.  We do maintain “key person” life insurance for our key personnel.

We do not anticipate paying dividends.

We have never paid any cash dividends on our common stock since our inception, and we do not anticipate paying cash dividends in the foreseeable future.  Any dividends, which we may pay in the future, will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors.  For the foreseeable future, we anticipate that earnings, if any, will be retained for the operation and expansion of our business.

Possible conflicts of interest exist in related party transactions.

Our Board of Directors consists of Michael A. Barron, Joseph A. Cosio-Barron, Lee Shorey, Gary Cusamano, and Justin Yorke, three of whom are executive officers and principal shareholders of the Company.  Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

Forward looking Statements:

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates”, “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, and products. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance of achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	General conditions in the economy and capital markets; and
•	Our results of operations, financial condition and business

 Item 8.   Financial Statements and Supplementary Data.

Pollard-Kelley Auditing Services, Inc.
Auditing Services                                             4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

Liberty Capital Asset Management, Inc.
Henderson, NV

We have audited the accompanying balance sheets of Liberty Capital Asset Management, Inc. as of March 31, 2009 and CD Bank DBA Liberty Capital as of March 31, 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for the two years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2009, and the results of its operations and it cash flows for the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
July 15, 2009

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$20,304	$34,210
Loans held for investment	4,494,598	3,944,275
Loan receivable	775,820	229,579
Accounts receivable	42,074	37,485
Total current assets	5,332,796	4,245,549

Property and equipment, net	261,914	331,462

Total assets	$5,594,710	$4,577,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$478,172	$248,905
Notes payable	356,028	--
Notes payable – related party	192,236	--
Total current liabilities	1,026,436	248,905

Stockholders' equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized 8,577,779 and 2,597,500 shares issued and outstanding March 31, 2009 and March 31, 2008, respectively	858	--
Additional paid-in capital	5,290,737	5,015,485
Accumulated earnings	(723,321)	(687,380)
Total stockholders' equity	4,568,274	4,328,105

Total liabilities and stockholders' equity	$5,594,710	$4,577,010

See accompanying notes to consolidated financial statements.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWO YEARS ENDED MARCH 31, 2009 AND 2008

		Inception July 1, 2007 to
	March 31, 2009	March 31,2008
Revenues
Asset liquidation revenue	$2,765,002	$2,142,750

Cost of sales	259,336	375,468

Gross Profit	2,505,667	1,767,281

Expenses
Salary and payroll taxes	1,173,630	680,659
Selling, general and administrative	857,159	196,361
Professional fees	162,593	369,118
Depreciation expense	73,046	41,258
Total expenses	2,248,560	1,287,395

Income from operations	257,107	479,886

Other (expense) income
Interest expense	(46,768)	--
Reserve for loan losses	--	(402,000)
Write down of investment	(246,180)	(765,266)
Total other (expense) income	(292,948)	(1,167,266)

Net (loss) income	$(35,841)	$(687,380)
Net (loss) income per share, basic and diluted	$(0.01)	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	6,501,650	2,597,500

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED MARCH 31, 2009 AND 2008

		Inception July 1, 2007 to
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(35,841)	$(282,725)
Adjustments to reconcile net income (loss) from operations to net cash (used in) operations:
provided by operations:
Depreciation	73,046	41,258
Stock issued for services	23,000	--
Write down of investment	246,180	765,266
Changes in operating assets and liabilities:
(Increase) decrease in loan receivable	(546,241)	(229,579)
(Increase) decrease in accounts receivable	(4,589)	(37,485)
(Increase) decrease in other current assets	(712,331)	305,944
Increase (decrease) in accounts payable and accrued expenses	229,267	248,905
Net cash (used in) provided by operating activities	(727,509)	406,929
Cash flows from investing activities:
Purchase of fixed assets	(3,498)	(372,719)
Net cash used in investing activities	(3,498)	(372,719)
Cash flows from financing activities:
Proceeds from notes payable	382,000	--
Payments from notes payable	(25,972)	--
Proceeds from related notes payable	415,508	--
Payments from related party receivable	(223,272)	--
Common stock issued for cash	67	--
Proceeds of stock purchased for cash	254,485	--
Net cash provided by (used in) financing activities	802,816	--
Net (decrease) increase in cash and cash equivalents	(13,906)	34,210
Cash and cash equivalents, beginning of period	$34,210	$--
Cash and cash equivalents, end of period	$20,304	$34,210
Supplemental disclosure of cash flow information
Interest paid	$19,042	$--

See accompanying notes to consolidated financial statements.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

					Additional
	Common Stock				Paid in	Accumulated	Subscriptions
	Shares	Amount	Warrants	Amount	Capital	Deficit	Receivable	Total
Balance July 1, 2007	-	$-	-	$-	$-	$-	$-	$-
Initial capitalization	-	-	-	-	500,000	-	(500,000)	-
Asset purchase	-	-	-	-	5,015,485	-	-	5,015,485
Cancellation of initial subscription receivable				-	(500,000)		500,000
HCI acquisition	-	-	-	-	(1,586,877)	-	-	(1,586,877)
Rescind HCI acquisition	-	-	-	-	1,586,877		-	1,586,877
Net loss	-	-	-	-	-	(687,380)	-	(687,380)

Balance March 31, 2008	-	-	-	-	5,015,485	(687,380)	-	4,328,105

Merger with Corporate Outfitters	7,806,350	781	-	-	105,219	(107,426)	-	(1,426)
To zero out Corporate Outfitters' deficit					(107,426)	107,426		-
Stock issued for loan pool purchase	256,018	26	2,853,171	-	(26)	-	-	-
Stock purchase for cash at $0.48	415,411	42		-	199,585			199,627
Stock purchased at $0.50	100,000	10		-	77,900			77,910
Warrants issued for services	-	-	2,000,000	-	-	-	-	-
Net Loss	-	-	-	-	-	(35,841)	-	(35,841)

Balance March 31, 2009	8,577,779	$858	4,853,171	$-	$5,290,737	$(723,321)	$-	$4,568,274

See accompanying notes to consolidated financial statements.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

(1)           Description of Business:

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In August of 2007, CD Banc LLC acquired an interest in HCI, a mortgage banking company with 50 FHA lending branches.  On September 30, 2008, the Company’s Board of Directors rescinded the transaction retroactively to January 1, 2008, as consideration for the transaction was never duly executed by the parties..  In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.  The Company has been actively engaged in generating revenues from reperforming, sale of loans and fee revenue since July 1, 2007.

 (2)           Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Our Consolidated Financial Statements include the accounts of the parent and all subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.  The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is March 31.

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations.  Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a matrially adverse impact on the Company’s operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Significant estimates made by the Company’s management include, but are not limited to, the realizability loans held for investment, mortgage servicing rights, and the recoverability of property and equipment through future operating profits.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $x and $x for the years ended March 31, 2009 and March 31, 2007, respectively. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

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

Intangible Assets:

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of March 31, 2009 and 2008, the Company did not have any Goodwill recorded.

Revenue and Cost Recognition:

Revenue from liquidation of loans is recognized at the time the loans are sold.  At this point, all of the services required to be performed for such revenues have been completed.  Loan liquidation costs and incremental direct costs are recognized as incurred.  Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions.  Revenue from the servicing of loans are recognized as earned.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2009 and 2008 as the amounts are anti-dilutive.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Advertising:

The Company expenses advertising costs as incurred.  The advertising costs for the year ended March 31, 2009 and the year ended March 31, 2008  were $0 and $800, respectively.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock Issued for Services:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur.

The amounts that have been charged against income for those services were approximately $23,000 and $0 for 2009 and 2008, respectively.

Fair Value of Financial Instruments:

The Company has adopted SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. For certain of the Company’s financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2009, the Company has 2,000,000 outstanding employee stock options.

(3)           Mortgage Loans Held for Investment:

The Company acquired a portfolio of 4,466 mortgage loans of  for a value of $5,015,485 with a face value in excess of $108 million dollars on December 31, 2007. The loans were purchased at a discount and are scheduled to be re- performing or sold at foreclosure and liquidated for cash.  Management intends to resale the loans or work with a borrower to conform the loan into performing status.

For the years ended March 31, 2009 and 2008, the Company sold a total of 1,292 loans for approximately $4.9 million in revenue which includes the revenue for performing loans before liquidation.   The recovery rate for the performing loans was 28.4% of the Acquired Principal Value, “APV”.  As of March 31, 2009, the Company had a balance of 557 performing loans with an APV of $16.3 million with an estimated historical recovery of 28.4% or $4,634,387.  The recorded balance of the Loans Held for Investment for March 31, 2009 is $4,494,598.  The Company elected to value the remaining asset at a lower cost as a reserve allowance.

The Company has a total of 2,614 non performing loans which recorded value is $0.

(4)           Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $73,046 and $41,258 for the year ended March 31, 2009 and the year ended March 31, 2008. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

A summary is as follows:	March 31,	March 31,
	2009	2008
Furniture and fixtures	$112,413	$112,413
Equipment	173,823	172,323
Leasehold improvements	63,250	63,250
Software	26,732	24,734

Less accumulated depreciation,	(114,304)	(41,258)
Property and equipment, net	$261,914	$331,462

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

(5)           Notes payable:

A summary of notes payable is as follows:
	March 31, 2009	March 31, 2008
Unsecured promissory notes payable dated June 2008, to various investment entities bearing interest at 16% per annum, payable upon demand.	$356,028	$--
Secured promissory note payable to a related party, bearing interest at 12% per annum, payable upon demand.	192,236	--
Total notes payable	548,264	--
Less current maturities	(548,264)	--
	$--	$--

The following table summarizes the aggregate maturities of notes payable:

Years ending
2010	$548,264
Thereafter	--
$548,264

Interest expense incurred under debt obligations amounted to $46,768 and $0, for the year ended March 31, 2009 and the year ended March 31, 2008.

(6)           Commitments and Contingencies:

Operating Leases

The Company leases its facilities that expire through the year 2010.  These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending March 31,
2010	$130,341
Thereafter	--
$130,341

Rental expense under operating leases for the year ended March 31, 2009 and the year ended March 31, 2008 was $104,163 and $31,962, respectively.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Litigation

In the normal course of business, the Company is involved in various legal actions.  It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

(7)           Derivative Instruments:

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments.  Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital.  The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.  Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture.  The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  As of March 31, 2009 and March 31, 2008 the Company did not have any value relating to its issued options and warrants, See footnote (8) and (9).

(8)           Equity:

Common Stock The Company is authorized to issue 75,000,000 shares of common stock.   There were 8,577,779 and 2,597,500 shares of common stock outstanding as of March 31, 2009 and 2008, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants As of March 31, 2009 and 2008, there are warrants outstanding to purchase a total of 2,853,175 and 0 shares of our common stock, respectively.  The warrants may be exercised at price of $1.50 and expire on November 1, 2013 The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for the year ended March 31, 2009: risk free rate of 3.5%; no dividend yield and volatility factors of the expected market price of the Company's common stock of (465%).  For the years ended March 31, 2009 and March 31, 2008, the Company had no value associated with the warrants and has not recorded an expense relating to such.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

(9)           Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2009, the Company has 2,000,000 outstanding employee stock options.

We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black Scholes valuation model. Stock compensation is recognized straight line over the vesting period.

2008 Stock Option Plan provides for the grant of 4,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 31, 2009: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (465%); and weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the years ended March 31, 2009 and March 31, 2008, the Company had no value associated with the options and has not recorded an expense relating to such.

A summary of the Company’s stock option activity follows:

	March 31, 2009		March 31, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding -
beginning of year	--	--		--

Granted	2,000,000	$0.50	--	--

Exercised	--	--	--	--

Cancelled	--	--		--

Outstanding -
end of year	2,000,000	$0.50	--	--

Exercisable - end of year	--	--	--	--

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

(10)         Deferred Income Taxes:

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

As of March 31, 2009, the Company has a net operating loss carry forward of approximately $660,000 for tax purposes, which will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2023 and 2024.  The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of March 31, 2009.  There were no significant timing differences between tax and book income in either 2009 or 2008.

(11)         Related-Party Transactions:

The Company’s CEO and Director, Michael A. Barron advanced the Company a total of $415,508 for the year ended March 31, 2009.  The Company made payments of $223,272 towards the advance leaving a balance at March 31, 2009 of $192,236.  The indebtness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of March 31, 2009.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended March 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None

PART III

Item 10.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	58	Chief Executive Officer and Chairman
Joseph Cosio-Barron	60	Director
Lee Shorey	64	Chief Financial Officer, Secretary, Treasurer and Director
Justin W. Yorke	43	Director
Gary Gusaumo	43	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron, Chief Executive Officer and Chairman, 58

Mr. Barron has been a developer of new business enterprises for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City’s downtown redevelopment project. He master planned the city’s redevelopment of famous Cannery Row, Fisherman’s Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation’s largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for Shearson Home Loans and founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

Joseph A. Cosio-Barron , Director, 60

Prior to joining the Company from 1996-2002 Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc. a financial firm offering highly specialized services in Securities compliance, development and lending for hotels, resorts, and casinos. From 1991-1996 he served as the Executive Vice President of Finet Holdings Corporation, a Delaware Corporation. As Executive Vice President, he was entirely responsible for all securities compliance and legal affairs. From 1980-1990 he served as President of Terra West Construction, a company, which he founded which in addition to building single-family subdivisions, strip, centers, duplex and four plex units also developed syndications and formed limited partnerships for large-scale developments throughout California. From 1973-1980, he served as Senior Vice-President of Multi-Financial Corporation, a real estate investment firm that both owns and manages commercial, retail, and residential income properties in Northern California. Mr. Cosio-Barron holds a BA in Business Management, San Francisco State College, and a Law Degree from Golden Gate University.

Lee W. Shorey, CFO,  64

Mr. Shorey was the Controller and CFO for Virtual Mortgage Network Inc from April 1995 through August 1998. While there his responsibilities included all Human Resources activities and Benefits Administration for 300+ employees, administration of payroll, assisting with general accounting activities, supervise training and facilities. Served on Board of Directors for 1 ½ years. From January 1991 to March 1995 Mr. Shorey was Controller for Finet Corporation (NASDQ:FNCM).  He managed all general accounting activities. Set goals for production staff. Prepared monthly analysis of cash flow including payroll, benefits, licensing issues and legal compliance. Included on Management Committee to prepare and review budgets, growth planning and analysis of plan vs. actual results. Prepared material for potential investors, assisted activities with various private placements, assisted with CPA audits of the Company records. From January 1987 to January 1991, he was Vice President Operations at American Financial Network Inc. He supervised activities related to sales development. Developed policy and procedures manuals for maintaining client statistics for general operations and business development.  Initiated and implemented an accounting and tracking system for real estate office sales activities. Supervised the accounting set-up and trained accounting staff in document preparation.

Justin W. Yorke, Director 43

Mr. Yorke currently is the managing member of two hedge funds that invests primarily in publicly listed companies  Until December 2001, Mr. Yorke was a partner at Asiatic Investment Management, which specialized in public and private investments in South Korea. From May 1998 to June 2000, Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. From July 1996 to March 1998, Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. From August 1992 to March 1995, Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio.  Mr. Yorke is the Chairman of the Board of JED Oil and a Director of JMG Exploration, both publicly traded companies in the United States.

Item 11.       Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Barron, Chief Executive Officer and Chairman	2009 2008 2007	$120,000 $90,000 --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$120,000 $90,000 --
Joseph Cosio-Barron, Legal and Director	2009 2008 2007	$120,000 $90,000 --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$120,000 $90,000 --
Lee Shorey Chief Financial Officer, Secretary and Treasurer	2009 2008 2007	$75,000 $56,250 --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$75,000 $56,250 --

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Managing Director - at an annual salary of $120,000.  He received 1,000,000 shares of restricted stock, which vests ratably on a monthly basis during the first two years of the term of the agreement.  He also received an option to purchase 1,000,000 shares of common stock at a price of $0.50 per share.  In addition, Mr. Barron is entitled to receive a performance bonus if our actual revenues and net income equals or exceeds projected revenues and net income.  His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income.  He is entitled to the same benefits afforded to other executives.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of January 1, 2008.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Managing Director – Legal at an annual salary of $120,000.  He received 1,000,000 shares of restrictive stock, which vests ratably on a monthly basis during the first two years of the term of the agreement.  He also received an option to purchase 1,000,000 shares of common stock at a price of $0.50 per share.  In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual revenues and net income equals or exceeds projected revenues and net income.  His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income.  He is entitled to the same benefits afforded to other executives.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Cosio-Barron’s employment agreement commenced as of January 1, 2008.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Director Compensation

We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses. Each Director receives an annual issuance of 50,000 shares for service on the Board of Directors.

Director Independence

Two of our directors are independent directors, using the NASDAQ definition of independence.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Stock Option Plan

Our Board of Directors has adopted a stock option plan and reserved an aggregate of 4,000,000 shares of common stock for grants of restricted stock and stock options under the plan.  The purpose of the plan is to enhance the long-term stockholder value of the Company by offering opportunities to officers, directors, employees and consultants of the Company to participate in our growth and success, and to encourage them to remain in the service of the Company and acquire and maintain stock ownership in the Company.

As of March 31, 2009, there were 2,000,000 outstanding options to purchase shares of common stock held by Michael Barron and Joseph Cosio-Barron, described below.

The plan is currently administered by our Board of Directors, which has the authority to select individuals who are to receive grants under the plan and to specify the terms and conditions of each restricted stock grant and each option to be granted, the vesting provisions, the option term and the exercise price.  Unless otherwise provided by the Board of Directors, an option granted under the plan expires 10 years from the date of grant (5 years in the case of an incentive option granted to a holder of 10% or more of the shares of the Company’s outstanding common stock) or, if earlier, three months after the optionee’s termination of employment or service.  Options granted under the plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee.  The plan is subject to the approval of the stockholders within 12 months after the date of its adoption.

The plan will remain in effect for 10 years after the date of its adoption by our Board of Directors.  The plan may be amended by the Board of Directors without the consent of the “Company’s stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or any automated quotation system on which the Company’s common stock may then be listed or quoted.  The number of shares received under the plan and the number of shares subject to outstanding options are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

STOCK OPTION GRANTS IN FISCAL YEAR 2009

INDIVIDUAL GRANTS
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ Per Share)	Expiration Date
Michael Barron	1,000,000	50%	$ .50	1/31/13
Joseph Cosio-Barron	1,000,000	50%	$ .50	1/31/13

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Offering Memorandum, the name and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owns of record, or is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and the name and shareholdings of each officer and director, and of all officers and directors as a group as of the date of this Memorandum and as adjusted to reflect the sale of the securities offered hereby.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)
Michael A. Barron, CEO and Director (2)	2,010,559	19.0%
Joseph Cosio Barron, Director (3)	1,966,759	18.6%
Lee W. Shorey, CFO, Secretary, Treasurer and Director	36,000	0.003%
All Officers and Directors as a group (3 persons)	4,013,318	37.9%

(1)	The address of each of the beneficial owners is 2470 St. Rose Parkway, Suite 314, Henderson, Nevada 89074, except as indicated.
(2)	Includes options to purchase 1,000,000 common shares as well as shares owned by Excalibur Consulting of which Mr. Barron, is a principal.
(3)	Includes options to purchase 1,000,000 common shares as well as shares owned by CBS Consultants of which Mr. Cosio Barron, is a principal.

Item 13.       Certain Relationships and Related Transactions and Director Independence

Two of our directors are independent directors, using the NASDAQ definition of independence.

The Company’s CEO and Director, Michael A. Barron advanced the Company a total of $415,508 for the year ended March 31, 2009.  The Company made payments of $223,272 towards the advance leaving a balance at March 31, 2009 of $192,236.  The indebtness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

Item 14.       Principal Accountant Fees and Services

The Company retained Pollard Kelley Auditing Services Inc .as the Company's independent auditor and to examine the financial statements of the Company for the fiscal years ended March 31, 2009 and March 31, 2008.  Pollard Kelley Auditing Services Inc. performed the services listed below and was paid the fees listed below for the fiscal years ended March 31, 2009 and 2008.

Audit Fees

Pollard Kelley Auditing Services Inc. expects aggregate fees of approximately $14,000 for the fiscal year ended March 31, 2009, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q.

Audit Related Fees

Pollard Kelley Auditing Services Inc. were not paid additional fees for the fiscal year ended March 31, 2009 for assurance and related services reasonably related to the performance of  the audit or review of the Company's financial statements.

Tax Fees

Pollard Kelley Auditing Services Inc .estimates fees in the amount of $0 for the fiscal year ended March 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Pollard Kelley Auditing Services Inc. was not paid any other fees for professional services during the fiscal years ended March 31, 2009 or March 31, 2008.

Audit Committee

The Company does not have an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 31, 2009, and March 31, 2008.

Consolidated Statements of Operations for the fiscal years ended March 31, 2009 and March 31, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2009 and March 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended March 31, 2009 and March 31, 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.   Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007).

3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007).

3.4	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 10.3 to Form 8-K , filed on November 25, 2008

10.1
Common Stock Purchase Agreement dated November 3, 2008, between Liberty Capital Asset Management, Inc. and Corporate Outfitters Inc.(incorporated herein by reference to Exhibit 10.1 on Form 8-K, as filed on November 25, 2008)

10.2	2008 Stock Option Plan dated November 1, 2008.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:/s/ Michael A. Barron	July 14, 2009
Chief Executive Officer
(Principal Executive)

By:/s/Lee Shorey	July 14, 2009
Chief Financial Officer
(Principal Accounting Officer)