Form 10-Q
period 2009-06-30
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2009-08-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2009, the registrant had 9,377,779 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS:
Current assets:
Cash	$6,196	$$20,304
Loan receivable	758,804	775,820
Loans held for investment	4,494,598	4,494,598
Stock subscription receivable	-
Accounts receivable	42,074	42,074
Total current assets	5,301,671	5,332,795

Property and equipment, net	244,032	261,914

TOTAL ASSETS	$5,545,703	$5,594,710

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$495,964	$478,172
Notes payable	356,028	356,028
Notes payable related party	142,236	192,236
Total current liabilities	994,227	1,026,436

TOTAL LIABILITIES	994,227	1,026,436

Stockholders' equity:
Common stock, par value $0.0001, 75,000,000 shares
authorized, 9,377,779 and 0 shares issued and outstanding,
as of June 30, 2009 and 2008, respectively	938	858
Additional paid-in capital	5,313,157	5,290,737
Accumulated earnings	(762,620)	(723,321)
Total stockholders' equity	4,551,475	4,568,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,545,703	$5,594,710

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
JUNE 30, 2009
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2009	2008

Revenues:
Asset liquidation revenue	$302,118	$1,040,404

Cost of Sales	18,207	100,732

Gross Profit	283,911	939,672

Expenses:
Salary & wages & payroll taxes	142,365	313,956
Selling, general and administrative	64,388	225,683
Professional fees	80,223	206,353
Depreciation expense	18,283	-
Total expenses	305,259	745,992

(Loss) income from operations	(21,348)	193,680

Other (expense) income
Interest expense	(17,951)	(425)
Total other (expense) income	(17,951)	(425)

Net (loss) income	$(39,299)	$193,255

Net (loss) per share basic and diluted	$(0.00)	$-

Weighted average number of common shares
shares outstanding, basic and diluted	8,597,779	-

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(39,299)	$193,255

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	18,283	-
Stock issued for settlement of accounts payable	22,500	-
Changes in operating assets and liabilities:
(Increase) decrease in loan receivable	17,017	(253,288)
(Increase) decrease in accounts receivable	-	(77,237)
(Increase) decrease in stock subscription receivable	-	(86,500)
Increase (decrease) in accounts payable and accrued expenses	17,792	(2,663)
Net cash provided by (used in) operating activities	36,292	(226,433)

Cash flows from investing activities:
Purchase of fixed assets	(400)	(1,999)
Net cash used in investing activities	(400)	(1,999)

Cash flows from financing activities:
Proceeds from Notes Payable	-	220,000
Payments for related notes payable	(50,000)	-
Net cash (used in) provided by financing activities	(50,000)	220,000

Net decrease in cash and cash equivalents	(14,108)	(8,432)

Cash and cash equivalents, beginning of period	$20,304	$34,210
Cash and cash equivalents, end of period	$6,196	$25,778

Supplemental disclosure of cash flow information
Interest paid	$2,500	$-

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

 (1)           Description of Business:

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In August of 2007, CD Banc LLC acquired an interest in HCI, a mortgage banking company with 50 FHA lending branches.  On September 30, 2008, the Company’s Board of Directors rescinded the transaction retroactively to January 1, 2008, as consideration for the transaction was never duly executed by the parties..  In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3, 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.  The Company has been actively engaged in generating revenues from reperforming, sale of loans and fee revenue since July 1, 2007.

 (2)           Summary of Significant Accounting Policies:

Basis of Presentation:
The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of the parent and all subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.  The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is March 31.

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

LIBERTY CAPITAL ASSET MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

Intangible Assets:

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of June 30, 2009, the Company did not have any Goodwill recorded.

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

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation as the amounts are anti-dilutive.

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

LIBERTY CAPITAL ASSET MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

The amounts that have issued for settlement of accounts payable were approximately $22,500 and $0 for the three months ended June 30, 2009 and 2008, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2009, the Company has 2,000,000 outstanding employee stock options.

LIBERTY CAPITAL ASSET MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

For the years ended March 31, 2009 and 2008, the Company sold a total of 1,292 loans for approximately $4.9 million in revenue which includes the revenue for performing loans before liquidation.   The recovery rate for the performing loans was 28.4% of the Acquired Principal Value, “APV”.  As of March 31, 2009, the Company had a balance of 557 performing loans with an APV of $16.3 million with an estimated historical recovery of 28.4% or $4,634,387.  The recorded balance of the loans held for investment for June 30, 2009 is $4,494,598.  The Company elected to value the remaining asset at a lower cost as a reserve allowance.  The Company has a total of 2,614 non performing loans which recorded value is $0.

(4)           Notes Payable:

On June 25, 2008 the Company entered into two short term promissory notes with investors totaling $382,000.  The Company repaid $25,972 of the notes, leaving a balance of $356,028.  The notes carry an interest rate of 16% per annum.

(5)           Derivative Instruments:

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  As of June 30, 2009 the Company did not have any value relating to its issued options and warrants.

(6)           Equity:

Common Stock The Company is authorized to issue 75,000,000 shares of common stock.   There were 9,377,779 shares of common stock outstanding as of June 30, 2009.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants As of June 30, 2009, there are warrants outstanding to purchase a total of 2,853,175 shares of our common stock.  The warrants may be exercised at price of $1.50 and expire on November 1, 2013 The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for the three months ended June 30, 2009: risk free rate of 3.5%; no dividend yield and volatility factors of the expected market price of the Company's common stock of (465%).  For the three months ended June 30, 2009 and June 30, 2008, the Company had no value associated with the warrants and has not recorded an expense relating to such.

LIBERTY CAPITAL ASSET MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

(7)           Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2009, the Company has 2,000,000 outstanding employee stock options.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2009 and June 30, 2008: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (465%); and weighted-average expected life of the option of five years.

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

For the three months ended June 30, 2009 and June 30, 2008, the Company had no value associated with the options and has not recorded an expense relating to such.

(8)	Related-Party Transactions:

The Company’s CEO and Director, Michael A. Barron has advanced $192,236 in the form of a note. The Company made a payment of $50,000 towards the advance leaving a balance at June 30, 2009 of $142,236.  The indebtness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

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

General

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3, 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.

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

Capital Environment in 2008

A key component to the company’s business plan for growth is the attraction of new investment partners to provide capital such that new pools of toxic assets may be purchased.  As investor confidence began to wane during 2008, the capital markets which Liberty depends upon to supply it with new capital for acquisitions began to dry up. Hedge funds are traditional resources for capital asset firms such as Liberty, to source for investment capital to acquire new assets at a discount and then restore those assets to a more valuable status & thus a potential for profit for the company could be made. During the first part of 2008, the company visited with numerous hedge funds and received general commitments for funding to acquire pools of mortgages according to the Liberty formula. Liberty actually executed an agreement with Silar Advisors to fund up to $50 million in capital for pool acquisitions. Market conditions have retarded Silar’s investment ability and only a nominal amount of the allocation has been used.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Axiom Capital was hired by Liberty on a referral by a Liberty shareholder and meetings were set up and attended. Following is a listing of the companies Liberty's management visited with from April of 2008 through March of 2009.

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

The company secured several letters of intent & term sheets which totaled in excess of $100 million in funding to be delivered to Liberty Capital during 2008 & 2009. None of the funds were placed with the company.  Silar purchased shares of stock in the company comprising 4.9% of the company and has purchased a small amount of pools from Liberty.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

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

For comparative purposes the Company is reporting for the period ending June 30, 2009, as compared to the period ended June 30, 2008.  Due to the Company's period of inception, July 1, 2007, there are no results for comparative purposes for the period ended June 30, 2007.

Revenues generated from reperforming, sale of loans and fee revenue decreased $738,000, or 71% to $302,000, as compared to $1.0 million for the three months ended June 30, 2008. The decrease is attributable to the depletion of the bulk of performing loans left in the active portfolio as well as restrictive credit availability for borrowers to refinance out of the existing loans. Also, governmental regulations have retarded borrower incentives to pay on time and have extended the foreclosure recovery period thus reducing revenue.

Selling, general and administrative, (SG&A), expenses decreased $161,000 or 71%, to $64,000 for the three  month period ended June 30, 2009, as compared to $226,000 for the same period in the prior year. Salary and payroll taxes were $142,000 for the three month period ended June 30, 2009 as compared to $314,000, a decrease of 55% or $172,000, for the same period in the prior year.  Professional fees were $64,000 for the three month period ended June 30, 2009 as compared to $206,000, a decrease of 61% or $126,000, during the same period of the prior year. For the three months ended June 30, 2009, depreciation expense was $18,000 as compared to $0, for the same period of the prior year.  The decrease in expenses is directly attruibutable to the 71% reduction in revenue generated.

Interest expense was $18,000 and $400 for the three month period ended June 30, 2009, respectively, relating to the increase in borrowings.

Loss from operations was $21,000, for the three month ended June 30, 2009 as compared to income of $194,000 from the same period in the prior year.  For the three months ended June 30, 2009, the Company had loss of operations of $39,000 as compared to income of $193,000, during the same period in the prior year.  The decrease in revenue and its related costs are attributable to the impact of loan refinances declining due to the government's tightening of borrower requirements for FHA refinancing as well as restrictive credit scoring. Our loans & borrowers are sub-standard to conventional credit scoring and the added restrictions impair the ability for the company to sell individual loans. The delay in liquidation has caused the operating losses

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Management sought to adjust the company’s position in the market and given the operating environment, opted to raise capital in order to keep the staff on board until the capital markets loosened up and assets could again be purchased properly. The company hired Grant Bettingen, Inc to raise a $1 million private placement of the company’s stock. Uses of proceeds were to keep operations going and to market new pools to purchase. If the company could raise $20 million from high net worth investors, it could continue to be successful. The offering was not successful although in excess of twenty companies were visited, primarily in New York. The offering was terminated in June.

Management cut staff positions and salaries were reduced to 50% of their previous levels. Company principals advanced money to the company from time to time for working capital needs. The company still has a pool of toxic mortgage loans on its books which it continues to work off to create cash. It has remained profitable through this current economic environment.

Cash Flows

Net cash provided by operating activities for the three months ended June 30, 2009 was $36,300, as compared to net cash used for operating activities for the three months ended June 30, 2008 of $226,000. The primary sources of net cash provided by operating activities the three months ended June 30, 2009 was net loss of $39,300, depreciation of $18,300, stock issued for settlement of accounts payable of $22,500, decrease in loan receivable of $17,000 and an increase in accounts payable and accrued expenses of $17,800.  The primary sources of cash used for operating activities the three months ended June 30, 2008, was from a net income of $193,300, increase in loan receivable of $253,300, increase in accounts receivable of $77,200, increase in stock subscription receivable $85,700 and an increase in accounts payable of $2,700.

Net cash used for investing activities during the three months ended June 30, 2009 and June 30, 2008 was $400 and $2,000, respectively.  Net cash used for investing activities was primarily for the purchase of software.

Net cash used in financing activities for the three months ended June 30, 2009 was $50,000, consisting primarily of payments of notes payable. Net cash provided by financing activities for the three months ended June 30, 2008 was $220,000, which were proceeds of notes payable.

Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (Continued).

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

Item 4T.   Controls and Procedures.

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

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report on Form 10-Q. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. We are currently aware of litigation pending which involves two lawsuits which have been inherited by the company. They involve The Law Offices of John D. Clunk, Co., L.P.A, 5601 Hudson Drive, Hudson OH, 44236 and Professional Law Office of Kleinsmith & Associates, P.C., 6035 Erin Park Drive, Suite 203, Colorado Springs, CO 80918. Both of these attorney offices were involved with various transactions for FCI Lender Services, Inc. and CDBANC, LLC related to the loan pool. We are not aware of any additional legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company issued shares of its common stock to the following:

•	150,000 shares issued to an individual for settlement of accounts payable, with a total value of $22,500.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2009	Liberty Capital Asset Management, Inc.

By: /s/ Michael A. Barrron
Chief Executive Officer