Form 10-Q
period 2009-09-30
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2009-11-16
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
 Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2009, the registrant had 9,487,779 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

LIBERTY CAPITAL ASSET MANAGEMENT, INC.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS:
Current assets:
Cash	$1,897	$20,304
Loan receivable	653,897	775,820
Loans held for investment	3,262,868	4,494,598
Accounts receivable	42,074	42,074
Total current assets	3,960,736	5,332,795

Property and equipment, net	229,031	261,914

TOTAL ASSETS	$4,189,767	$5,594,710

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$867,074	$478,172
Notes payable	356,028	356,028
Notes payable related party	142,236	192,236
Total current liabilities	1,365,337	1,026,436

TOTAL LIABILITIES	1,365,337	1,026,436

Stockholders' equity:
Common stock, par value $0.0001, 75,000,000 shares authorized, 9,487,779 and 7,100,000 issued and outstanding, as of September 30, 2009 and 2008, respectively	949	858
Additional paid-in capital	5,382,046	5,290,737
Accumulated earnings	(2,558,566)	(723,321)
Total stockholders' equity	2,824,429	4,568,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,189,767	$5,594,710

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues:
Asset liquidation revenue	$173,252	$791,068	$475,370	$1,831,472

Cost of Sales	95,536	46,907	113,743	147,639

Gross Profit	77,717	744,161	361,627	1,683,833

Expenses:
Salary & wages & payroll taxes	126,999	271,173	269,364	585,129
Selling, general and administrative	390,672	222,399	473,295	603,934
Professional fees	88,542	134,524	150,320	185,024
Depreciation expense	18,530	-	36,813	-
Total expenses	624,743	628,096	929,791	1,374,088

(Loss) income from operations	(547,027)	116,066	(568,164)	309,746

Other (expense) income
Interest expense	(17,400)	(11,477)	(35,350)	(11,902)
Write down of investment	(1,231,730)	-	(1,231,730)	-
Total other (expense) income	(1,249,130)	(11,477)	(1,267,080)	(11,902)

Net (loss) income	$(1,796,156)	$104,589	$(1,835,245)	$297,844

Net (loss) per share basic and diluted	$(0.20)	$0.01	$(0.23)	$0.05

Weighted average number of common shares
shares outstanding, basic and diluted	9,085,557	7,100,000	7,856,306	6,383,347

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,835,245)	$297,844

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	36,813	-
Write down of investment	1,231,730	-
Stock issued for services	91,400	-
Changes in operating assets and liabilities:
(Increase) decrease in loan receivable	121,924	(562,163)
(Increase) decrease in accounts receivable	-	(24,589)
(Increase) decrease in stock subscription receivable	-	(86,500)
Increase (decrease) in accounts payable and accrued expenses	388,902	(13,965)
Net cash provided by (used in) operating activities	35,524	(389,373)

Cash flows from investing activities:
Purchase of fixed assets	(3,930)	(3,499)
Net cash used in investing activities	(3,930)	(3,499)

Cash flows from financing activities:
Proceeds from Notes Payable	-	376,028
Payments for related notes payable	(50,000)	-
Net cash (used in) provided by financing activities	(50,000)	376,028

Net decrease in cash and cash equivalents	(18,406)	(16,844)

Cash and cash equivalents, beginning of period	$20,304	$34,210
Cash and cash equivalents, end of period	$1,897	$17,365

Supplemental disclosure of cash flow information
Interest paid	$2,500	$-

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
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

Going Concern:

For the six months ended September 30, 2009, the Company has suffered losses from operations of approximately $1,835,245.  A substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses of $1,231,730; however until the Company can sustain its profitability, a substantial doubt exists about the Company's ability to continue as a going concern.

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
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

Intangible Assets:

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of September 30, 2009, the Company did not have any Goodwill recorded.

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
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

The amounts that have been charged against income for those services were approximately $91,400 and $0 for the six months ended September 30, 2009 and 2008, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of September 30, 2009, the Company has 2,000,000 outstanding employee stock options.

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

For the six months ended September 30, 2009, the Company sold a total of 118 loans for approximately $266,981 in revenue which includes the revenue for performing loans before liquidation.   The balance of the revenue earned of $208,389 was attributable income relating to the active performing loans, resulting in total revenue of $475,370.  The recovery rate for the performing loans is 28.4% of the Acquired Principal Value, “APV”.  As of September 30, 2009, the Company had a balance of 465 performing loans with an APV of $13.1 million with an estimated historical recovery of 28.4% or $3,712,000 and 2,519 of non performing loans with a value of $0.  The recorded balance of the Loans Held for Investment for September 30, 2009 is $3,262,868.  The Company elected to value the remaining asset at a lower cost as a reserve allowance.  The total write down of investment for the period ended September 30, 2009 was $1,231,730.

For the years ended March 31, 2009 and 2008, the Company sold a total of 1,292 loans for approximately $4.9 million in revenue which includes the revenue for performing loans before liquidation.  As of March 31, 2009, the Company had a balance of 557 performing loans with an APV of $16.3 million with an estimated historical recovery of 28.4% or $4,634,387 and 2,614 non performing loans valued at $0.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  As of September 30, 2009 the Company did not have any value relating to its issued options and warrants, See footnote (6) and (7).

(6)           Equity:

Common Stock The Company is authorized to issue 75,000,000 shares of common stock.   There were 9,487,779 shares of common stock outstanding as of September 30, 2009.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants As of September 30, 2009, there are warrants outstanding to purchase a total of 2,853,175 shares of our common stock.  The warrants may be exercised at price of $1.50 and expire on November 1, 2013 The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for the six months ended September 30, 2009: risk free rate of 3.5%; no dividend yield and volatility factors of the expected market price of the Company's common stock of (465%).  For the six months ended September 30, 2009 and September 30, 2008, the Company had no value associated with the warrants and has not recorded an expense relating to such.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

(7)           Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of September 30, 2009, the Company has 2,000,000 outstanding employee stock options.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended September 30, 2009 and September 30, 2008: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (465%); and weighted-average expected life of the option of five years.

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

For the six months ended September 30, 2009 and September 30, 2008, the Company had no value associated with the options and has not recorded an expense relating to such.

(8)           Related-Party Transactions:

The Company’s CEO and Director, Michael A. Barron has advanced $192,236 in the form of a note. The Company made a payments of $50,000 towards the advance leaving a balance at September 30, 2009 of $142,236.  The indebtness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

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

 Results of Operations:

The Company acquires pools of non performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again. The loans are held for six months to one year and the new re-performing payment history creates loans having much more value than the partnership paid for it. The Company then either sells the loan or pool of reconditioned loans to a bulk purchaser or refinances the borrower out of the loan

For the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Revenues generated from reperforming, sale of loans and fee revenue decreased $618,000, or 78% to $173,000, as compared to $791,000 for the three months ended September 30, 2008. The decrease is attributable to the depletion of the bulk of performing loans left in the active portfolio as well as restrictive credit availability for borrowers to refinance out of the existing loans. Also, governmental regulations have retarded borrower incentives to pay on time and have extended the foreclosure recovery period thus reducing revenue.

Selling, general and administrative, (SG&A), expenses increased $168,000 or 76%, to $391,000 for the three  month period ended September 30, 2009, as compared to $222,000 for the same period in the prior year. The variance is attributable to $309,000 of expenses relating to maintenance fees associated with loans held for investment offset by decreases due to the reduction in revenues.  Salary and payroll taxes were $127,000 for the three month period ended September 30, 2009 as compared to $271,000, a decrease of 53% or $144,000, for the same period in the prior year.  Due to the 78% reduction in revenue, the Company reduced its work force.  Professional fees were $86,000 for the three month period ended September 30, 2009 as compared to $135,000, a decrease of 34% or $46,000, during the same period of the prior year. The decrease is primarily due to a reduction in consulting fees.  For the three months ended September 30, 2009, depreciation expense was $19,000 as compared to $0, for the same period of the prior year.  The decrease in expenses is directly attruibutable to the 78% reduction in revenue generated.

Interest expense was $17,400 and $11,500 for the three month period ended September 30, 2009, respectively, relating to the increase in borrowings.

Loss from operations was $547,000, for the three month ended September 30, 2009 as compared to income of $116,000 from the same period in the prior year.  For the three months ended September 30, 2009, the Company had loss of operations of $1.8 million as compared to income of $105,000, during the same period in the prior year.  The decrease in revenue and its related costs are attributable to the impact of loan refinances declining due to the government's tightening of borrower requirements for FHA refinancing as well as restrictive credit scoring. Our loans & borrowers are sub-standard to conventional credit scoring and the added restrictions impair the ability for the company to sell individual loans. The delay in liquidation has caused the operating losses.  The Company expensed $1.2 million associated with its valuation of its loans held for investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

For the Six Months Ended September 30, 2009 as Compared to the Six Months Ended September 30, 2008

Revenues generated from reperforming, sale of loans and fee revenue decreased $1.4 million, or 74% to $475,000, as compared to $1.8 million for the six months ended September 30, 2008. The decrease is attributable to the depletion of the bulk of performing loans left in the active portfolio as well as restrictive credit availability for borrowers to refinance out of the existing loans. Also, governmental regulations have retarded borrower incentives to pay on time and have extended the foreclosure recovery period thus reducing revenue.

Selling, general and administrative, (SG&A), expenses decreased $131,000 or 22%, to $473,000 for the six  month period ended September 30, 2009, as compared to $604,000 for the same period in the prior year. Salary and payroll taxes were $269,000 for the six month period ended September 30, 2009 as compared to $585,000, a decrease of 54% or $316,000, for the same period in the prior year.  Professional fees were $150,000 for the six month period ended September 30, 2009 as compared to $185,000, a decrease of 18% or $35,000, during the same period of the prior year. For the six months ended September 30, 2009, depreciation expense was $37,000 as compared to $0, for the same period of the prior year.  The decrease in expenses is directly attruibutable to the 74% reduction in revenue generated.

Interest expense was $35,000 and $12,000 for the six month period ended June 30, 2009, respectively, relating to the increase in borrowings.

Loss from operations was $568,000, for the six month ended September 30, 2009 as compared to income of $310,000 from the same period in the prior year.  For the six months ended September 30, 2009, the Company had loss of operations of $1.8 million as compared to income of $298,000, during the same period in the prior year.  The Company expensed $1.2 million associated with its valuation of its loans held for investment.  The decrease in revenue and its related costs are attributable to the impact of loan refinances declining due to the government's tightening of borrower requirements for FHA refinancing as well as restrictive credit scoring. Our loans & borrowers are sub-standard to conventional credit scoring and the added restrictions impair the ability for the company to sell individual loans. The delay in liquidation has caused the operating losses

Liquidity and Capital Resources

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

Management cut staff positions and salaries were reduced to 54% of their previous levels. Company principals advanced money to the company from time to time for working capital needs. The company still has a pool of toxic mortgage loans on its books which it continues to work off to create cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Cash Flows

Net cash provided by operating activities for the six months ended September 30, 2009 was $36,000, as compared to net cash used for operating activities for the six months ended September 30, 2008 of $389,000. The primary sources of net cash provided by operating activities the six months ended September 30, 2009 was net loss of $1.8 million, depreciation of $36,800, write down of investment of $1.2 million, stock issued for services of $91,400, decrease in loan receivable of $122,000 and an increase in accounts payable and accrued expenses of $389,000.  The primary sources of cash used for operating activities the six months ended September 30, 2008, was from a net income of $298,000, increase in loan receivable of $562,000, increase in accounts receivable of $25,000, increase in stock subscription receivable $86,000 and an decrease in accounts payable of $14,000.

Net cash used for investing activities during the six months ended September 30, 2009 and September 30, 2008 was $3,900 and $3,500, respectively.  Net cash used for investing activities was primarily for the purchase of software.

Net cash used in financing activities for the six months ended September 30, 2009 was $50,000, consisting primarily of payments of notes payable. Net cash provided by financing activities for the six months ended September 30, 2008 was $376,000, which were proceeds of notes payable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (Continued).

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

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2009, the Company issued shares of its common stock to the following:

•	910,000 shares issued to individuals for services for a total value of $91,400.

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

Date: November 16, 2009	Liberty Capital Asset Management, Inc.

By: /s/ Michael A. Barrron
Chief Executive Officer