Form 10-Q
period 2009-12-31
LIBERTY CAPITAL ASSET MANAGEMENT, INC.
filed 2010-02-17
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
Commission file number: 333-144973

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2646797
(State of incorporation)	(IRS Employer Identification No.)

6650 Via Austi Parkway, Suite 170,
Las Vegas, Nevada 89119
(Address of principal executive offices)

702 - 598 5896
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
Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2009, the registrant had 17,589,686 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

LIBERTY CAPITAL ASSET MANAGEMENT, INC.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009
(Unaudited)

	December 31,	March 31,
	2009	2009
ASSETS:
Current assets:
Cash	$859	$20,304
Loan receivable	653,897	775,820
Loans held for investment	3,262,868	4,494,598
Accounts receivable	-	42,074
Total current assets	3,917,624	5,332,795

Property and equipment, net	210,231	261,914

TOTAL ASSETS	$4,127,855	$5,594,710

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$934,375	$478,172
Notes payable	270,365	356,028
Notes payable related party	136,590	192,236
Total current liabilities	1,341,330	1,026,436

TOTAL LIABILITIES	1,341,330	1,026,436

Stockholders' equity:
Common stock, par value $0.0001, 75,000,000 shares
authorized, 17,589,686 and 8,477,779 issued and
outstanding as of December 31, 2009 and 2008, respectively	1,759	858
Additional paid-in capital	5,779,746	5,290,737
Accumulated deficit	(2,994,981)	(723,321)
Total stockholders' equity	2,786,525	4,568,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,127,855	$5,594,710

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenues:
Asset liquidation revenue	$36,132	$598,459	$511,502	$2,329,931

Cost of Sales	-	67,683	113,743	215,322

Gross Profit	36,132	530,775	397,759	2,114,609

Expenses:
Salary & wages & payroll taxes	82,277	312,333	351,641	897,462
Selling, general and administrative	121,829	107,978	583,094	404,416
Professional fees	246,373	30,000	415,138	501,010
Depreciation expense	18,860	-	55,673	790
Total expenses	469,340	450,311	1,405,546	1,803,679

(Loss) income from operations	(433,207)	80,464	(1,007,787)	310,930

Other (expense) income
Interest expense	3,208	(7,140)	(32,143)	(19,042)
Write down of investment	-	-	(1,231,730)	-
Total other (expense) income	3,208	(7,140)	(1,263,873)	(19,042)

Net (loss) income	$(430,000)	$73,324	$(2,271,660)	$291,888

Net (loss) per share basic and diluted	$(0.03)	$0.01	$(0.21)	$0.06

Weighted average number of common shares
shares outstanding, basic and diluted	16,149,453	7,811,606	10,570,712	5,042,718

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,271,660)	$291,888

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	55,673	-
Write down of investment	1,231,730	-
Stock issued for services	91,309	-
Stock issued for compensation	6,549	-
Stock issued for debt	391,161	-
Changes in operating assets and liabilities:
(Increase) decrease in loan receivable	121,924	(441,369)
(Increase) decrease in accounts receivable	42,074	(25,690)
(Increase) decrease in stock subscription receivable	-	(85,715)
Increase (decrease) in accounts payable and accrued expenses	456,193	(10,700)
Net cash provided by (used in) operating activities	124,953	(271,585)

Cash flows from investing activities:
Purchase of fixed assets	(3,990)	(3,499)
Net cash used in investing activities	(3,990)	(3,499)

Cash flows from financing activities:
Proceeds from Notes Payable	184,683	356,028
Payments from Notes Payable	(270,345)	-
Proceeds from Related Notes Payable	115,944	103,964
Payments for related notes payable	(171,590)	-
Issuance of Stock	901	-
Dividends paid on investment	-	(173,279)
Net cash (used in) provided by financing activities	(140,407)	286,713

Net decrease in cash and cash equivalents	(19,444)	11,630

Cash and cash equivalents, beginning of period	$20,304	$34,210
Cash and cash equivalents, end of period	$859	$45,840

Supplemental disclosure of cash flow information
Interest paid	$46,308	$-

See accompanying notes to consolidated financial statements

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

(1)           Description of Business:

Liberty Capital Asset Management, Inc. (the “Company”) was formed in 2003 as CD Banc LLC with the purpose of acquiring real estate assets and holding them for long-term appreciation. In August of 2007, CD Banc LLC acquired an interest in HCI, a mortgage banking company with 50 FHA lending branches.  On September 30, 2008, the Company’s Board of Directors rescinded the transaction retroactively to January 1, 2008, as consideration for the transaction was never duly executed by the parties..  In September of 2007, CD Banc acquired 4,426 non performing sub-prime mortgage loans from South Lake Capital for a total consideration of $5,015,485. Liberty Capital Asset Management, a Nevada corporation, was formed in July of 2008 as a holding company for certain assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation. On November 3 2008, Liberty Capital Asset Management completed a share exchange and asset purchase agreement with Corporate Outfitters Inc., a publicly-traded Delaware corporation which subsequently changed its name to Liberty Capital Asset Management Inc.  The Company has been engaged in generating revenues from reperforming, sale of loans and fee revenue since July 1, 2007.  Due to the economic downturn of the mortgage industry the Company plans to maintain its portfolio of loans, until such time that the market recovers.  The Company is will generate its revenues from reperforming the loans.

On January 21, 2010, by shareholder approval, Liberty Capital Asset Management, Inc. (the “Company”) completed an Asset Purchase Agreement dated November 23, 2009, with Las Vegas Railway Express (“LVRE”) to acquire 100% of the issued and outstanding stock of LVRE for the total consideration of twenty million common shares, four million of which will be paid at closing and the remaining sixteen million shares are to be received by LVRE according to a performance schedule contained within the agreement, 2,000,000 shares upon the procurement of an approval from Union Pacific Railroad to allow the Company to operate a passenger train over Union Pacific trackage; 2,000,000 shares upon the procurement of an approval from BNSF to allow the operation of a passenger train over BNSF trackage; 4,000,000 shares upon procurement of a train railset of passenger cars either under a lease or purchase by LVRE to be operated on the planned route; 4,000,000 shares upon procurement of a train haulage agreement of passenger cars by any approved haulage company such as Amtrak, Herzog, Rail America or any Class 1 railroad company and 4,000,000 shares upon the first actual operating run on the planned route.   The market price of the shares on November 23, 2009 was $0.04 per share.

LVRE will become a wholly owned subsidiary of Liberty Capital Asset Management, as well as its primary business.   LVRE is a start-up concept with no revenues, but management believes the prospect of restoring conventional passenger rail service to the Los Angeles to Las Vegas corridor has merit. LVRE has made substantial progress with the Class 1 railroad companies and Amtrak toward making the service a reality.

Going Concern:

For the nine months ended December 31, 2009, the Company has suffered losses from operations of approximately $2.3 million.  A substantial portion of the Company’s cumulative net loss is attributable to non-cash operating expenses of $1,231,730, however until the Company can sustain its profitability; a substantial doubt exists about the Company’s ability to continue as a going concern.

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)
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

Intangible Assets:

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of December 31, 2009, the Company did not have any Goodwill recorded.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

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

The amounts that have been charged against income for those services were approximately $97,858 and $0 for the nine months ended December 31, 2009 and 2008, respectively.

Stock Issued for Debt:

For the quarter ended December 31, 2009, the Company issued 7,838,907 of its common stock valued at $0.05 per share for the reduction of debt totaling $431,935.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2009, the Company has no outstanding employee stock options.

(3)	Mortgage Loans Held for Investment:

The Company acquired a portfolio of 4,466 mortgage loans of  for a value of $5,015,485 with a face value in excess of $108 million dollars on December 31, 2007. The loans were purchased at a discount and are scheduled to be re- performing or sold at foreclosure and liquidated for cash at some future time as market conditions improve.  Management intends to conform the loans into performing status and will maintain the portfolio, deriving income from borrower payments until a more suitable time when market conditions improve to liquidate further for cash.

For the nine months ended December 31, 2009, the Company sold a total of 118 loans for approximately $266,981 in revenue which includes the revenue for performing loans before liquidation.   The balance of the revenue earned of $244,521 was attributable income relating to the active performing loans, resulting in total revenue of $511,502.  The recovery rate for the performing loans is 28.4% of the Acquired Principal Value, “APV”.  As of December 31, 2009, the Company had a balance of 465 performing loans with an APV of $13.1 million with an estimated historical recovery of 28.4% or $3,712,000 and 2,519 of non performing loans with a value of $0.  The recorded balance of the Loans Held for Investment for December 31, 2009 is $3,262,868.  The Company elected to value the remaining asset at a lower cost as a reserve allowance.  The total write down of investment for the period ended December 31, 2009 was $1,231,730.

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

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

(4)           Notes Payable:

On June 25, 2008 the Company entered into two short term promissory notes with investors totaling $382,000.  The Company repaid $25,972 of the notes, leaving a balance of $356,028.  For the nine months ended December 31, 2009, $32,072 was accrued in unpaid interest and payments were made totaling $194,040, leaving a balance of $194,060.  The notes carry an interest rate of 12% per annum.

On October 1, 2009, there were three additional short term notes entered into for $152,611.  For the nine months ended December 31, 2009 payments were made totaling $76,305, leaving an outstanding balance of $76,305.  The notes carry an interest rate of 12% per annum.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  As of December 31, 2009, the Company did not have any outstanding warrants.

(6)           Equity:

Common Stock The Company is authorized to issue 75,000,000 shares of common stock as of December 31, 2009.   There were 17,589,686 shares of common stock outstanding as of December 31, 2009.  On January 21, 2010, the authorized shares were increased from 75,000,000 to 200,000,000, by shareholder vote.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants As of December 31, 2009, there were no warrants outstanding.  On December 1, 2009, the warrants previously issued to purchase a total of 2,853,175 shares of our common stock were cancelled.

(7)           Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2009, the Company had no outstanding employee stock options.  On December 1, 2009, the Company cancelled 2,000,000 options which were previously issued.

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

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

(8)	Related-Party Transactions:

Allegheny Nevada Holdings, of which the Company’s CEO and Director, Michael A. Barron has an interest, has advanced $206,471, in  principal and accrued interest, in the form of a note. The Company has made payments of $128,236 towards the advance leaving a balance at December 31, 2009 of $78,236.  The indebtness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.  During the quarter ended December 31, 2009, Mr. Barron advanced the Company $15,000 for working capital needs, of which is still outstanding.

Joseph Cosio Barron, Secretary and Director of the Company advanced $86,709.  The Company made payments of $43,354, leaving an outstanding balance of $43,354 at December 31, 2009.

(9)           Subsequent Event:

On January 21, 2010,  by shareholder approval, Liberty Capital Asset Management, Inc. (the “Company”) completed the Asset Purchase Agreement, (“Agreement”) dated November 23, 2009, with Las Vegas Railway Express (“LVRE”) to acquire 100% of the issued and outstanding stock of LVRE for the total consideration of twenty million common shares, four million of which will be paid at closing and the remaining sixteen million shares are to be received by LVRE according to a performance schedule contained within the agreement, 2,000,000 shares upon the procurement of an approval from Union Pacific Railroad to allow the Company to operate a passenger train over Union Pacific trackage; 2,000,000 shares upon the procurement of an approval from BNSF to allow the operation of a passenger train over BNSF trackage; 4,000,000 shares upon procurement of a train railset of passenger cars either under a lease or purchase by LVRE to be operated on the planned route; 4,000,000 shares upon procurement of a train haulage agreement of passenger cars by any approved haulage company such as Amtrak, Herzog, Rail America or any Class 1 railroad company and 4,000,000 shares upon the first actual operating run on the planned route.   The market price of the shares on November 23, 2009 was $0.04 per share.

LVRE will become a wholly owned subsidiary of Liberty Capital Asset Management, as well as its primary business.   LVRE is a start-up concept with no revenues, but management believes the prospect of restoring conventional passenger rail service to the Los Angeles to Las Vegas corridor has merit. LVRE has made substantial progress with the Class 1 railroad companies and Amtrak toward making the service a reality.

On January 21, 2010, the Company held its Annual Meeting of Stockholders at its corporate office, 2470 St Rose Parkway, Suite 314, Henderson, Nevada.  The Company had previously appointed Empire Stock Transfer Services to act as Inspector of Elections.  The Board of Directors had established November 24, 2009 as the record date for the determination of stockholders entitled to vote at the meeting.  As of the record date there were 17,589,686 shares outstanding.  The following proposals were voted FOR, with a total of 12,410,191 votes cast, representing 70.55% of the voting shares:

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

(1)
To elect the following three directors of the Company to serve until the next annual meeting and until their successors are elected and qualified; Michael A. Barron, Joseph Cosio-Barron and Theresa Carlise.;

(2)	To approve the Asset Purchase Agreement between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express;

(3)	To amend the Articles of Incorporation to effectuate a name change from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express;

(4)	To approve the adoption of the amended bylaws of the corporation changing the corporation’s primary business as amended in Proposal 2;

(5)	To amend the Articles of Incorporation to increase the authorized common stock from 75,000,000 to 200,000,000;

(6)	To ratify the appointment of Hamilton P.C., as independent auditors of the Company for the fiscal year ending March 31, 2010.

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

On January 21, 2010, by shareholder approval, Liberty Capital Asset Management, Inc. (the “Company”) completed the Asset Purchase Agreement, dated November 23, 2009, with Las Vegas Railway Express (“LVRE”) to acquire 100% of the issued and outstanding stock of LVRE for the total consideration of 20,000,000 common shares, valued at approximately $800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

LVRE will become a wholly owned subsidiary of Liberty Capital Asset Management, as well as its primary business.   LVRE is a start-up concept with no revenues, but management believes the prospect of restoring conventional passenger rail service to the Los Angeles to Las Vegas corridor has merit. LVRE has made substantial progress with the Class 1 railroad companies and Amtrak toward making the service a reality.

The Company currently maintains its corporate offices at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.

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

Capital Environment

During 2008 and 2009 the key component to the company’s business plan for growth was the attraction of new investment partners to provide capital such that new pools of toxic assets may be purchased.  As investor confidence began to wane during 2008, the capital markets which Liberty depended upon to supply it with new capital for acquisitions began to dry up. Hedge funds are traditional resources for capital asset firms such as Liberty, to source for investment capital to acquire new assets at a discount and then restore those assets to a more valuable status & thus a potential for profit for the company could be made. During the first part of 2008, the company visited with numerous hedge funds and received general commitments for funding to acquire pools of mortgages according to the Liberty formula. Liberty actually executed an agreement with Silar Advisors to fund up to $50 million in capital for pool acquisitions. Market conditions have reduced Silar’s investment ability and only a nominal amount of the allocation has been used.

Federal Regulation and “Bail-Out” Effects

With the election of the new Democratic President and Congress came additional impacts to the business environment Liberty operated in its last fiscal year. The government’s announcement of cash aid to purchase toxic mortgage assets from ailing lenders virtually dried up the source of cheap product to Liberty’s business model. Many lenders who were willing to sell toxic mortgage pools suddenly withdrew their sales and opted to hang on to the assets so they could sell them to the government at better prices than the free market was willing to pay.  In addition to this practice, the government also began to pass legislation which forced lenders who held foreclosed or soon to be foreclosed properties to extend the time it would take them to recover their assets. The effect of this is that any pool with which Liberty would be bidding on would have typically 30% of those assets go to foreclosure. Once foreclosed, Liberty would resell the property for a profit. Historically and prior to this legislation, Liberty had been yielding approximately 70+% returns on REO (foreclosed and recaptured) properties. With the new legislation, recapture periods went from an average of six months to over two years. That turns a 70% return into a 17% return. Investors considered this type of asset too risky given the government interference and capital for toxic assets dried up. Further, assets the government had acquired at premium prices were made available to be repurchased by institutions if qualified. To qualify for Federal sharing funds for these purchases, a company must prove tangible liquid assets of at least $100 million. Liberty could never qualify having only $ 5 million.

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

Change in Primary Business

On January 21, 2010, the Company sought shareholder approval to change its primary business and by majority vote the Company has completed an Asset Purchase Agreement with Las Vegas Railway Express. It is the company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions such as Lehman Bros. and massive government bailouts and restructuring of others such as AIG, together with harsh government regulations for mortgage holders, has led to the operating environment where the original business model for Liberty is not very attractive in the public markets. Although the Company maintains a $2.8 million tangible net worth, our stock has fallen dramatically over the last year and attracts very little interest. We believe it is because of the economic issues stated above. Acquisition and disposal of toxic mortgage assets just should not be a public company. Hence our search to find a better “story” for the company’s public trading infrastructure which could potentially raise interest for new shareholders and hopefully create better value. This is what has led us to Las Vegas Railway Express, "LVRE" and although it is a start-up and has no operating revenue or assets, it has a compelling plan. LVRE is currently working with Amtrak pursuant to Amtrak’s correspondence with the company towards developing operating parameters for Amtrak to haul LVRE’s “X” Train. LVRE has met with both major Class 1 railroads Union Pacific & BNSF and is pursuing agreements there to run its passenger service over their tracks. Rail car acquisition is being negotiated with Transportation Management Services and for procurement of a 17 car passenger trainset before year end.

Las Vegas Railway Express, www.lasvegasrailwayexpress.com is a passenger rail service travel company transporting travelers between Los Angeles and Las Vegas over conventional existing railroads. The strategy is to capture a segment of the 12 million annual automobile travelers between Los Angeles and Las Vegas by providing a more leisurely passenger rail option for the visitors who currently travel between the two areas.  The planned service will be a Vegas style excursion which will begin when passengers board the train in Los Angeles. Each train will run one roundtrip per day, five days per week and is projected to produce top line revenue of $46 million annually. The plan is to have ten trains running per week by the end of our 5th year of operations to achieve projected revenues approaching $425 million annually.

LVRE will become a wholly owned subsidiary of Liberty Capital Asset Management.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Results of Operations:

The Company acquires pools of non performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again. The loans will be held until such time that the market conditions improve enough to resale and the new re-performing payment history creates loans having much more value than the partnership paid for it. The Company then will either sell the loan or pool of reconditioned loans to a bulk purchaser or refinances the borrower out of the loan.

For the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Revenues generated from reperforming, sale of loans and fee revenue decreased $562,326, or 94% to $36,132 for the quarter, as compared to $598,459 for the three months ended December 31, 2008. The decrease is attributable the Company's election to maintain its remaining portfolio of loans until market conditions have improved and to create its revenue from reperforming loans; due to the restrictive credit availability for borrowers to refinance out of the existing loans. Also, governmental regulations have reduced borrower incentives to pay on time and have extended the foreclosure recovery period thus reducing revenue.

Selling, general and administrative, (SG&A), expenses increased $13,851 or 12.8%, to $121,829 for the three  month period ended December 31, 2009, as compared to $107,978 for the same period in the prior year. The variance is attributable to the write down of a receivable, deemed uncollectible for $42,073, which is offset by decreases due to the reduction in revenues.  Salary and payroll taxes were $82,277 for the three month period ended December 31, 2009 as compared to $312,333, a decrease of 73.7% or $230,056, for the same period in the prior year.  Due to the 94% reduction in revenue, the Company reduced its work force as well as decreased its existing salaries.  Professional fees were $246,373 for the three month period ended December 31, 2009 as compared to $30,000, an increase of 721% or $216,373, during the same period of the prior year. The increase is primarily due to an increase in consulting fees for restructuring the Company's current business plan.  For the three months ended December 31, 2009, depreciation expense was $18,860 as compared to $0, for the same period of the prior year.  The decrease in expenses is directly attruibutable to the 94% reduction in revenue generated.

Interest expense was ($3,208) and $7,140 for the three month period ended December 31, 2009, respectively, relating to the decrease in interest rates to existing notes.

Loss from operations was $433,207, for the three month ended December 31, 2009 as compared to income of $80,464 from the same period in the prior year.  For the three months ended December 31, 2009, the Company had loss of operations of $430,000 as compared to income of $73,324, during the same period in the prior year.  The decrease in revenue and its related costs are attributable to the impact of loan refinances declining due to the government's tightening of borrower requirements for FHA refinancing as well as restrictive credit scoring. Our loans & borrowers are sub-standard to conventional credit scoring and the added restrictions impair the ability for the company to sell individual loans. The delay in liquidation has caused the operating losses.

For the Nine Months Ended December 31, 2009 as Compared to the Nine Months Ended December 31, 2008

Revenues generated from reperforming, sale of loans and fee revenue decreased $1.8 million, or 78% to $511,502, as compared to $2.3 million for the nine months ended December 31, 2008. The decrease is attributable to the depletion of the bulk of performing loans left in the active portfolio as well as restrictive credit availability for borrowers to refinance out of the existing loans. Also, governmental regulations have retarded borrower incentives to pay on time and have extended the foreclosure recovery period thus reducing revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Selling, general and administrative, (SG&A), expenses increased $178,678 or 44.2%, to $583,094 for the nine  month period ended December 31, 2009, as compared to $404,416 for the same period in the prior year. The increase is primarily attributable to costs associated with the maintenance of the loan pools.  Salary and payroll taxes were $351,641 for the nine month period ended December 31, 2009 as compared to $897,462, a decrease of 60.8% or $545,821, for the same period in the prior year.  The reduction relates to the reduction of the work force as well as a reduction of the existing salaries.  Professional fees were $415,138 for the nine month period ended December 31, 2009 as compared to $501,010, a decrease of 17.1% or $85,872, during the same period of the prior year. The Company incurred an increase in consulting fees due to the change of its business plan.  For the nine months ended December 31, 2009, depreciation expense was $55,673 as compared to $790, for the same period of the prior year.  The decrease in expenses is directly attruibutable to the 78% reduction in revenue generated.

Interest expense was $32,143 and $19,042 for the nine month period ended December 31, 2009, respectively, relating to the increase in borrowings.

Loss from operations was $1,007,787, for the nine month ended December 31, 2009 as compared to income of $310,930 from the same period in the prior year.  For the nine months ended December 31, 2009, the Company had loss of operations of $2,271,660 as compared to income of $291,888, during the same period in the prior year.  The Company expensed $1.2 million associated with its valuation of its loans held for investment.  The decrease in revenue and its related costs are attributable to the impact of loan refinances declining due to the government's tightening of borrower requirements for FHA refinancing as well as restrictive credit scoring. Our loans & borrowers are sub-standard to conventional credit scoring and the added restrictions impair the ability for the company to sell individual loans. The delay in liquidation has caused the operating losses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Management has cut staff positions and salaries were reduced to 60% of their previous levels. The Company principals have advanced money to the company from time to time for working capital needs. The company still has a pool of toxic mortgage loans on its books which continues to generate revenue to sustain its current operating needs.

Cash Flows

Net cash provided by operating activities for the nine months ended December 31, 2009 was $124,953, as compared to net cash used for operating activities for the nine months ended December 31, 2008 of $271,585. The primary sources of net cash provided by operating activities the nine months ended December 31, 2009 was net loss of $2.2 million, depreciation of $55,673, write down of investment of $1.2 million, stock issued for services, wages and debt of $489,019, decrease in loan receivable of $121,924, decrease in accounts receivable of $42,074 and an increase in accounts payable and accrued expenses of $456,193.  The primary sources of cash used for operating activities the nine months ended December 31, 2008, was from a net income of $291,888, increase in loan receivable of $441,369, increase in accounts receivable of $25,690, increase in stock subscription receivable $85,715 and an decrease in accounts payable of $10,700.

Net cash used for investing activities during the nine months ended December 31, 2009 and December 31, 2008 was $3,900 and $3,499, respectively.  Net cash used for investing activities was primarily for the purchase of software.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations (Continued).

Net cash used in financing activities for the nine months ended December 31, 2009 was $140,407, consisting primarily of proceeds of notes payable of 184,683, payments of notes payable of $270,345, proceeds from related notes payable of 115,944, payments of related notes payable of 171,590 and issuance of stock of $901. Net cash provided by financing activities for the nine months ended December 31, 2008 was $286,713, which were proceeds of notes payable of 356,028, proceeds of related notes payable of $103,964 and dividends paid on investment of $173,279.

Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company operates in a volatile and fragmented marketplace which recently has been subject to new financial regulation by the Federal Government. As such, these changes in the law may have an impact on the liquidity of the Company’s business plan and time frames to liquidate assets may be extended.  The legislation changes to the current regulatory environment in regards to the returns of capital and gains from liquidation of assets may take longer and gains may be lost over such extended time.

We Currently Changed our Business Plan and Have a Limited Operating History and Consequently Face Significant Risks and Uncertainties.

As a result of our limited operating history, our change in our primary business and our reporting responsibilities as a public company, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.  The revenue generated from our endeavors may take longer  than anticpated before we reach a profit, due to economic uncertainties and possible government regulatory intervention.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (Continued).

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

Our Board of Directors consists of Michael A. Barron, Joseph A. Cosio-Barron and Theresa Carlise, all of whom are executive officers and two of whom are principal shareholders of the Company.  Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2009, the Company issued shares of its common stock to the following:

•	910,000 shares issued to individuals for services for a total value of $91,400.

•	263,000 shares issued to two former employees for a total value of $6,565.

•	7,838,907 shares issued to seven note holders for a reduction of debt totaling $391,945.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

On January 21, 2010, the Company held its Annual Meeting of Stockholders at its corporate office ,2470 St Rose Parkway, Suite 314, Henderson, Nevada.  The Company had previously appointed Empire Stock Transfer Services to act as Inspector of Elections.  The Board of Directors had established November 24, 2009 as the record date for the determination of stockholders entitled to vote at the meeting.  As of the record date there were 17,589,686 shares outstanding.  The following proposals were voted FOR, with a total of 12,410,191 votes cast, representing 70.55% of the voting shares:

(1)
To elect the following three directors of the Company to serve until the next annual meeting and until their successors are elected and qualified; -- Michael A. Barron, Joseph Cosio-Barron and Theresa Carlise.;

(2)	To approve the Asset Purchase Agreement between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express;

(3)	To amend the Articles of Incorporation to effectuate a name change from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express;

(4)	To approve the adoption of the amended bylaws of the corporation changing the corporation’s primary business as amended in Proposal 2;

(5)	To amend the Articles of Incorporation to increase the authorized common stock from 75,000,000 to 200,000,000;

(7)	To ratify the appointment of Hamilton P.C., as independent auditors of the Company for the fiscal year ending March 31, 2010.

Item 5. Other Information.

None.

Item  6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liberty Capital Asset Management, Inc

Date: February 17, 2010	By:	/s/ Michael A. Barrron
Title Chief Executive Officer