Form 10-K
period 2010-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2010-07-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Commission file number
333-144973

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-2646797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119
 (Address of principal executive offices)

702-583-6715
(Issuer’s telephone number)

LIBERTY CAPITAL ASSET MANAGEMENT, INC.
2470 St. Rose Parkway, Suite 314
Henderson, NV 89074
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

Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. . Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTCBB on June 30, 2010 was $7,122,300.

Number of outstanding shares of common stock as of June 30, 2010 was 35,611,502.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [X]

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Las Vegas Railway Express, Inc., actual results may differ materially from those indicated by the forward- looking statements.

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

Item 1.    Description of Business

Company Overview: Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business development company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company is in discussions with AMTRAK and the Class 1 railroads seeking to secure rail services agreements. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date of late 2011. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

Las Vegas Railway Express, Inc. Liberty Capital Asset Management, Inc.  (the “Company”) was formed in March 9, 2007 as Corporate Outfitters, a development stage company On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

CD Banc LLC was formed in 2003 as a Nevada limited liability corporation with the purpose of acquiring real estate assets and holding them for long-term appreciation.

Risk of Potential Competitors

Several competitors to the company’s planned rail passenger service have created business plans which are competitive to ours. A Las Vegas-Los Angeles rail connection has been long-studied by a number of groups. In addition to this study, two other rail projects have been proposed to serve the Las Vegas to Los Angeles travel market.

These projects are the:

California-Nevada Super-Speed Train. For over twenty years, this project has proposed using Magnetic Levitation (Maglev) technology to carry passengers between Southern California and Las Vegas, traveling at speeds of up to 300 mph. The 269-mile alignment would largely follow the I-15 Freeway. Station stops tentatively include Anaheim, Ontario, Victorville, Barstow, Primm, and Las Vegas (2). Travel time between Anaheim and Las Vegas via this service is estimated to be less than 90 minutes. Work on this project has been suspended at this time, though scoping for a program-level EIR/EIS and project-specific EIS for the segment between Las Vegas and Primm have been completed. There is continuing Nevada interest in providing an initial segment between Las Vegas and Primm.

The DesertXPress would be a steel-wheel on steel rail high-speed rail service that would operate between Victorville, California, and Las Vegas, Nevada. Project proponents suggest that the service could either run within the median of Interstate I-15, or adjacent to it. This project is in preliminary discussions and an initial environmental review process is beginning shortly.

The Z Train is proposed to run on conventional rail between Las Vegas and Los Angeles. The service plan is similar to the X Train with the exception that its promoters indicate there would be mostly an up-scale orientation for passengers including book signings, wine tasting, and fine dining. No approvals have been granted to the Z train at this time.

Intellectual Property

None.

Employees

As of March 31, 2010, we had 7 full-time employees, of whom 3 were in administrative and 4 were in management.

Item 2.    Description of Property.

As of March 31, 2010, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,600.

Item 3.    Legal Proceedings.

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report on Form 10-K, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

The Company has filed a civil lawsuit in District Court Clark County, Nevada on April 23, 2010, whereby Las Vegas Railway Express, Inc. is the Plaintiff and Romm Doulton, Elaine Doulton, J Bruce Richardson, D2 Holdings, LLC. and D2 Entertainment, LLC. are the Defendants. The court granted on June 2, 2010 an injunction against the Defendants. The case was filed because defamatory and false remarks were made by the Defendants about the Plaintiff and certain executives employed by the plaintiff. At this time a trial date has not been set by the court.

Item 4.    (Reserved)

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on August 18, 2008. The Company’s ticker symbol is XTRN.OB.  The following table sets forth, for the calendar periods indicated, the high and low bid information for our common stock. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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

The Inspector of Election reported that 12,410,191 votes were cast in the election of the directors, with each of the nominees receiving 12,410,191 votes.  Thus, the Inspector announced that, having received a plurality of the votes cast, nominees Michael Barron, Joseph Cosio-Barron and Theresa Carlise had been duly elected to the Board of Directors to serve until the next annual meeting and until their successors have been elected and have qualified.  Mr. Barron noted that the report of the Inspector of Elections would be filed in the Company’s minute book by the Secretary of the meeting.

●   The following was reported by the Inspector of Elections that a total of 12,410,191 votes were cast, of which 12,410,191 votes were cast in favor of:

●   The approval of the Asset Purchase Agreement between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express;

●   To amend the Articles of Incorporation to effect a name change from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express;

●   To amend the By-Laws of the Corporation changing the corporation’s primary business;

●   To approve the amendment to the Articles of Incorporation to increase the authorized common Stock from 75,000,000 to 200,000,000.

Concerning the ratification of Hamilton P.C. as the independent auditors for the fiscal year ended March 31, 2010, the Inspector of Election reported that a total of 12,410,191 votes were cast, of which 12,410,191 votes were cast in favor of the ratification and no votes were cast against and none of the votes abstained.

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

	Common Shares
Year Ended March 31, 2010:	High	Low
Quarter Ended June 30, 2009	$0.58	$0.05
Quarter Ended September 30, 2009	$0.18	$0.02
Quarter Ended December 31, 2009	$0.25	$0.02
Quarter Ended March 31, 2010	$0.30	$0.07

Year Ended March 31, 2009:	High	Low
Quarter Ended June 30, 2008	--	--
Quarter Ended September 30, 2008	--	--
Quarter Ended December 31, 2008	$1.01	$0.25
Quarter Ended March 31, 2009	$1.01	$0.29

As of March 31, 2010, there were approximately 152 stockholders of record of our common stock.  The transfer agent for our Common Stock is Empire Stock Transfer.

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

Not applicable.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. As of March 31, 2010, the Company has 2,000,000 outstanding employee stock options.

Results of Operations

Discontinued Operations – Loan Portfolio

As discussed in Note 1,  prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. Prior to this decision, the loan business represented substantially all of the Company’s operating revenue.

The Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.  See footnote (12).

The Company has determined that its policy with respect to its recognition of revenue and impairment related to its acquired loan portfolio was not in accordance with the guidance for the acquisitions of loans and loan portfolios with evidence of credit deterioration. After analyzing the portfolio, management of the Company has determined the loans in the portfolio should be accounted for using the cost recovery method (See Note 3). Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.

Revunue for adminstrative services, for the year ended March 31, 2010, was $0, as compared to $69,750 for the year ended March 31, 2009, a decrease of $69,750.  For the year ended March 31, 2008, revenue for administrative services was $13,269, a decraese of $56,480.

Selling, general and administrative, (SG&A), expenses were $729,298.62, for the year ended March 31, 2010, as compared to $1,116,494 for the year ended ended March 31, 2009, an decrease of $387,195 or 53%. For the year ended March 31, 2009, there was an increase of $448,609, or 40%, as compared to the March 31, 2008 amount $667,885.  Salary and payroll taxes were $471,354 for the year ended March 31, 2010 as compared to $1,219,313 for the year ended  March 31, 2009, decrease of $747,959 or 61%.   For the year ended March 31, 2009, there was an increase of $538,654, or 79%, as compared to the March 31, 2008 amount $680,658.

Interest expense was $32,143, $46,768  and $0 for the year ended March 31, 2010, 2009 and 2008, respectively.   The interest fluctuations is related to the Company’s borrowing.

Other expenses in relation to the discontinued ops were the following; disposal of fixed assets of $210,231, receivable losses of $653,897 and write down of investment of $566,326, gain on extinguishment of debt of $142,963.

Loss from operations was $1.575,942, for the year ended March 31, 2010 as compared to loss of $2,501,696 for the year ended March 31, 2009, a decrease of 925,754 or 37%.  For the year ended March 31, 2009, there was an increase of $756,046, as compared to the March 31, 2008 amount $1,745,651. Net loss for the year ended March 31, 2010 was $2,895,975, as compared to net loss of $2,548,464 for the year ended March 31, 2009, a increase of $347,511 or 13.6%.  For the year ended March 31, 2009, there was an increase of $802,814, or 46%, as compared to the March 31, 2008 amount $1,456,501.

Continuing Operations – Railway Passenger Train Service

For the year ended, March 31, 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $326,037, selling general and administrative expenses were $65,961, professional fees were $432,934, depreciation expense was $728 and interest expense was $9,167, resulting in a net loss of $834,827.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Discontinued Operations - Mortgage Loans

A key component to the company’s business plan for growth was the attraction of new investment partners to provide capital such that new pools of toxic assets may be purchased.  As investor confidence began to wane during 2008, the capital markets which the Company depended upon to supply it with new capital for acquisitions began to dry up. Hedge funds are traditional resources for capital asset firms such as Liberty, to source for investment capital to acquire new assets at a discount and then restore those assets to a more valuable status & thus a potential for profit for the company could be made.

It is the company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions and massive government bailouts and restructuring of others such as AIG, together with harsh government regulations for mortgage holders, has led to the operating environment where the original business model for Liberty was not very attractive in the public markets.

Continuing Operations – Railway Passenger Train Service

The Company acquired Las Vegas Railway Express (LVRE) in January 2010 and began its operations as the primary business of the Company. The Company subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc. and is traded under the symbol OTC:BB:XTRN.

LVRE is a development stage company with no revenues as of March 31, 2010. The Company has been pursuing contracts with Amtrak, Class 1 railroads and potential site locations for station development. No agreements had been secured as of the filing date.

The Company is seeking to raise additional capital to pursue its new business model, through a rights offering of $1 million, to expire August 31, 2010.  Preliminary market indicators have been positive towards the offering and the Company has raised $600,000, to date.  The Company plans to pursue a second offering of $15 million.

Cash Flows

Net cash used in operating activities for the year ended March 31, 2010 was $662,825 as compared to net cash used in operating activities for the year ended March 31, 2009 of $834,782. The primary sources of cash used in operating activities for the year ended March 31, 2010 was from net loss of $3,683,459, depreciation of $728, stock issued for services of $331,400,  stock issued for compensation of $274,890, stock based compensation of $63,551, assets of discontinued operations of $2,087,467, increase in goodwill related to acquisition of $843,697, increase in other current assets of $50,000, liabilities of discontinued operations of $354,967, increase in stock subscription payable of $800,000 and increase in accounts payable and accrued expenses of $1,329.  The primary sources of cash used in operating activities for the year ended March 31, 2009 was from net loss of $2,548,464, depreciation of $73,046,  stock based compensation of $63,551, increase receivable  of 546,241, decrease in loan portfolio of $1,898,649, increase in other current assets of $4,589, increase in accounts payable of $229,267.

Net cash used for investing activities during the years ended March 31, 2010 and March31, 2009 was $60,000 and $3,500, respectively.  Net cash used for investing activities was primarily for the purchase of a railcar and software and equipment.

Net cash provided by financing activities for the year ended March 31, 2010 was $708,392, consisting primarily of net proceeds of notes payable of $44,850, net proceeds of notes payable related party of $24,125, warrant issued I for debt of $160,000, and stock issued for reduction of debt for $247,667.

Net cash provided by financing activities for the year ended March 31, 2009 was $824,374, consisting primarily of net proceeds of notes payable of $356,028, net proceeds of notes payable related party of $192,236, reverse merger deficit in excess of capital of $1,426, stock issued for cash of $277,536.

Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company operates in a volatile and fragmented marketplace which recently has been subject to new financial regulation by the Federal Government. As such, these proposed changes in the law may have an impact on the liquidity of the Company’s business plan and time frames to liquidate assets may be extended. These proposed regulatory changes have not been fully introduced into the marketplace and the final legislation provisions have not been determined. The Company has discontinued its business plan which involves the process of foreclosure and liquidation of toxic assets under the current laws of each state.

The Company has Changed its Primary Business and has No Operating History with its new Business Model and Consequently Face Significant Risks and Uncertainties.

The Company has changed its business model from financing services to transportation services which is a start up venture and has no operating history.  As a result of no operating history in the current business environment, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

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

If We Fail To Comply With The Numerous Laws And Regulations That Govern Our Industry, Our Business Could Be Adversely Affected.

Our business must comply with extensive and complex rules and regulations of various federal, state and local government authorities.  We may not always have been and may not always be in compliance with these requirements.  Failure to comply with these requirements may result in, among other things, revocation of our ability to operate a conventional rail system, class action lawsuits, administrative enforcement actions and civil and criminal liability.
.
Our Business Will Be Adversely Affected If We Are Unable To Protect Our Intellectual Property Rights From Third Party Challenges Or If We Are Involved In Litigation.

Trademarks and other proprietary rights if any are important to our success and our competitive position.  Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights.  We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties.

A large percentage of our stock is owned by relatively few people, including officers and directors.

As of May 3, 2010, our officers and directors beneficially owned or controlled a total of 9,582,822 shares, or approximately 32.5% of our outstanding common stock.  If you purchase Shares covered by this Memorandum, you may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

Risk of Low Priced Securities.

We do not currently satisfy the criteria for quotation of our common stock on the NASDAQ Small Cap Market.  As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

Our common stock is subject to Rule 15g-9 under Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company’s securities and may adversely affect the ability of purchasers to sell any of the securities acquired hereby in the secondary market.

Commission regulations define a “penny stock” to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market.  Disclosure is required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The foregoing penny stock restrictions apply to the Company’s common stock as of the date of this prospectus.  These restrictions could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to resell them in the secondary market.

The Company is reliant on securing certain agreements from Amtrak and railroad companies

The company is in the process of securing agreements from Amtrak and the Class 1 railroad companies. Failure to secure these agreements or on terms which would be unacceptable to the company, would result in the project objectives being severely curtailed. There is no assurance that the agreements will be forthcoming even though the company is in discussions with all relevant groups at this time.

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

Our Board of Directors consists of Michael A. Barron and Joseph A. Cosio-Barron, both of whom are executive officers and principal shareholders of the Company.  Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

Forward looking Statements:

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates”, “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, and products. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance of achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	General conditions in the economy and capital markets; and
•	Our results of operations, financial condition and business

 Item 8.  Financial Statements and Supplementary Data.

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Las Vegas Railway Express, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Las Vegas Railway Express Inc., as of March 31, 2010, 2009, 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc.  as of March 31, 2010, 2009, 2008 and the result of its operations and its cash flows for the years  then ended, in conformity with U.S. generally accepted accounting  principles.

The accompanying financial statements have been prepared assuming that Las Vegas Railway Express, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Las Vegas Railway Express, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
July 14, 2010

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,	March 31,
	2010	2009	2008
ASSETS:		(restated)	(restated)
Current assets:
Cash	$5,871	$20,304	$34,210
Other current assets	50,000	42,074	37,485
Loan receivable		775,820	229,579
Mortgage loan portfolio		987,355	2,886,004
Total current assets	55,871	1,825,553	3,187,278

Property and equipment, net	59,272	261,914	331,462

Other assets:
Goodwill	843,697	-	-
Total other assets	843,697	-	-

TOTAL ASSETS	$958,840	$2,087,467	$3,518,740

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$21,633	$478,172	$248,905
Stock subscription payable	800,000	-	-
Notes payable	280,000	356,028	-
Notes payable related party	20,725	192,236	-
Liabilities to be disposed of , current	1,381,402	-	-
Total current liabilities	2,503,760	1,026,436	248,905

TOTAL LIABILITIES	2,503,760	1,026,436	248,905

Stockholders' equity:
Common stock , $0.0001 par value, 200,000,000 shares
authorized and 22,889,686, 8,577,779 and 0 shares
issued and outstanding March 31, 2010, March 31, 2009
and March 31, 2008, respectively	2,289	858	-
Additional paid in capital	6,430,365	5,354,288	5,015,485
Accumulated deficit	(7,977,574)	(4,294,115)	(1,745,651)
Total stockholders' equity	(1,544,920)	1,061,031	3,269,834

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$958,840	$2,087,467	$3,518,740

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	March 31,	March 31,	March 31,
	2010	2009	2008
		(restated)	(restated)

Revenues:
Revenue	$-	$69,750	$13,269

Cost of Sales	-	-	-

Gross Profit	-	69,750	13,269

Expenses:
Salary & wages & payroll taxes	326,037	1,219,313	680,659
Selling, general and administrative	65,961	1,116,494	667,885
Professional fees	432,934	162,593	369,118
Depreciation expense	728	73,046	41,258
Total expenses	825,660	2,571,446	1,758,920

Income (loss) from operations	(825,660)	(2,501,696)	(1,745,651)

Other (expense) income
Interest expense	(9,167)	(46,768)	-
Total other (expense) income	(9,167)	(46,768)	-

Net (loss) income from continuing operations	(834,827)	(2,548,464)	(1,745,651)

Discontinued operations:
Loss from discontinued operations	(2,848,632)	-	-
Total discontinued operations	(2,848,632)	-	-

Net loss	$(3,683,459)	$(2,548,464)	$(1,745,651)

Earnings loss per share, from contining operations	$(0.06)	$(0.39)	$(0.81)
Earnings loss per share, from discontining operations	$(0.21)	$-	$-
Earnings loss per share	$(0.27)	$(0.39)	$(0.81)

Weighted average number of common shares
shares outstanding, basic and diluted	13,484,333	6,501,650	2,156,284

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	March 31,	March 31,	March 31,
	2010	2009	2008
		(restated)	(restated)
Cash flows from operating activities:
Net loss	$(3,683,459)	$(2,548,464)	$(1,745,651)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	728	73,046	41,258
Stock issued for services	331,400	-	-
Stock issued for compensation	274,890	-	-
Stock based compensation non cash	63,551	63,551	-
Changes in operating assets and liabilities:
Assets of discontinued operations	2,087,467		-
(Increase) decrease in loan receivable	-	(546,241)	(229,579)
(Increase) decrease in loan portfolio	-	1,898,649	(2,886,004)
(Increase) decrease in goodwill associated with asset purchase	(843,697)	-	-
(Increase) decrease in other current assets	(50,000)	(4,589)	(37,485)
Liabilities of discontinued operations, net	354,967		-
Increase (decrease) in stock subscription payable	800,000	-	-
Increase (decrease) in accounts payable and accrued expenses	1,329	229,267	248,905
Net cash (used in) provided by operating activities	(662,825)	(834,782)	(4,608,557)

Cash flows from investing activities:
Purchase of fixed assets	(60,000)	(3,498)	(372,719)
Net cash used in investing activities	(60,000)	(3,498)	(372,719)

Cash flows from financing activities:
Proceeds of notes payable	280,000	382,000	-
Payments from notes payable	-	(25,972)
Proceeds for related notes payable	44,850	415,508	-
Payments for related notes payable	(24,125)	(223,272)	-
Acquisition of loan pool	-	-	5,015,485
Reverse merger defecit in excess of capital	-	(1,426)	-
Stock issued for cash	-	277,536	-
Warrant issued for debt	160,000	-	-
Stock issued for reduction of debt	247,667	-	-
Net cash provided by (used in) financing activities	708,392	824,374	5,015,485

Net increase (decrease) in cash and cash equivalents	(14,433)	(13,906)	34,210

Cash and cash equivalents, beginning of period	$20,304	$34,210	$-
Cash and cash equivalents, end of period	$5,871	$20,304	$34,210

Supplemental disclosure of cash flow information
Interest paid	$2,500	$19,042	-

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

				Additional
	Common Stock		Subscriptions	Paid in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance July 1, 2007	-	$-	$-	$-	$-	$-
Initial capitalization	-	-	(500,000)	500,000	-	-
Asset purchase	-	-	-	5,015,485	-	5,015,485
Cancellation of initial subscription receivable	-	-	500,000	(500,000)	-	-
HCI acquisition	-	-	-	(1,586,877)	-	(1,586,877)
Rescind HCI acquisition	-	-	-	1,586,877	-	1,586,877
Net loss	-	-	-	-	(1,745,651)	(1,745,651)

Balance March 31, 2008 -restated	-	-	-	5,015,485	(1,745,651)	3,269,834

Merger with Corporate Outfitters	7,906,350	791	-	105,209	(107,426)	(1,426)
To zero out Corporate Outfitters' deficit	-	-	-	(107,426)	107,426	-
Stock issuance at $0.35	571,429	57	-	222,479	-	222,536
Stock issuance at $0.55	100,000	10	-	54,990	-	55,000
Stock based compensation cost options	-	-	-	63,551	-	63,551
Net Loss	-	-	-	-	(2,548,464)	(2,548,464)

Balance March 31, 2009 - restated	8,577,779	$858	$-	$5,354,288	$(4,294,115)	$1,061,031

Stock issued for services	2,710,000	271	-	331,129	-	331,400
Stock issued for compensation	2,963,000	296	-	274,594	-	274,890
Stock issued for debt	7,838,907	784	-	246,883	-	247,667
Warrant issued for debt	800,000	80	-	159,920	-	160,000
Stock based compensation cost options	-	-	-	63,551	-	63,551
Net loss	-	-	-	-	(3,683,459)	(3,683,459)

Balance March 31, 2010	22,889,686	$2,289	$-	$6,430,365	$(7,977,574)	(1,544,920)

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(1)           Description of Business:

Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc.  (the “Company”) was formed March 9, 2007 as Corporate Outfitters, a development stage company. On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

CD Banc LLC was formed in 2003 as a Nevada limited liability corporation with the purpose of acquiring real estate assets and holding them for long-term appreciation.

 (2)           Summary of Significant Accounting Policies:

Restated Financial Data

Subsequent to issuance of the Company’s March 31, 2009 financial statements the Company’s management identified an error related to 1) its recognition of revenue and impairment related to its acquired mortgage loan portfolio and 2) its accounting for compensation relating to the issuance of warrants. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected the carrying value of the mortgage loan portfolio and accumulated deficit. See Note (3) Mortgage Loan portfolio and Note (12) Restatement of Previously Issued Financial Statements.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $3,683,459 for the year ended March 31, 2010. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to sustain profitability.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties:

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations.  Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a matrially adverse impact on the Company’s operations.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

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

Mortgage Loans:

The Company acquires pools of non-performing loans and then re-performs those loans by restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner again, sale of the loans or liquidated for cash through foreclosure.

In accounting for this portfolio of loans, the Company follows the guidance in acquisitions of loans and loan portfolios with evidence of credit deterioration. This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to deterioration in credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope. The excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

The amounts paid for the loan portfolio reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews the individual loans to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance for the loan or loan pool. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

The Company accounts for such portfolios of loans using either the interest method or a non-accrual method (through application of the cost-recovery or cash basis method of accounting). Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, the Company uses the cost-recovery or cash basis method of accounting.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Interest method of accounting.    Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, are used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The Company establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models.

Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. The Company adopted the cost recovery method for its loan portfolio due to the economic downturn and significant deterioration of the mortgage industry causing an inability to reasonably determine the probability of collecting against any of the portfolios acquired to date or reasonably estimate the amount of funds collected there from. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above.  The Company has performed  an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The carrying value of the portfolio of loans accounted for under the cost-recovery method approximated $987,355 at March 31, 2009 and $2.9 million of loans at March 31, 2008.  The Company discontinued its operations in regards to its mortgage loan business on January 21, 2010.

Debt Portfolio Reserves

The Company acquired portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company.  If the Company determined subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses.  The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $727, $74,793 and $73,046 for the years ended March 31, 2010 and March 31, 2009 and March 31, 2008, respectively. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

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

Intangible Assets:

The Company has adopted FASB 142.  Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  The impairment test is performed in two phases.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting units’ goodwill (as defined in SFAS 142) with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of March 31, 2010, 2009 and 2008, the Company had recorded Goodwill of $843,697, 0  and 0, respectively.

Revenue and Cost Recognition:

In accounting for this portfolio of loans, the Company follows the guidance in acquisitions of loans and loan portfolios with evidence of credit deterioration. This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to deterioration in credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope

Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above, see “Loans”.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2010, 2009 and 2008 as the amounts are anti-dilutive.

Advertising:

The Company expenses advertising costs as incurred.  The advertising costs for the year ended March 31, 2010, March 31, 2009 and the year ended March 31, 2008  were $0, $800 and $0, respectively.

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

The amounts that have been charged against income for those services were approximately $331,400, $0 and $0 for 2010, 2009 and 2008, respectively.

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

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.As of March 31, 2010, the Company has 2,000,000 outstanding employee stock options.
(3)           Mortgage Loan Portfolio:

In December 2007, the Company acquired a portfolio of 4,466 mortgage loans with a unpaid principal balance of $17.1 million in exchange for the issuance of 2,900,000 shares of common stock and a warrant to purchase 2,853,171 shares of common stock at an exercise price of $1.50 per share.  As the fair value of transaction was based on the fair value of the portfolio acquired which was $5,015,485, resulting in a purchase cost of 4.6% of the face value. The Company adopted the cost recovery method for its loan portfolio due to the economic downturn and significant deterioration of the mortgage industry causing an inability to reasonably determine the probability of collecting against any of the portfolios acquired to date or reasonably estimate the amount of funds collected there from. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.

A summary of the loans on non-accrual status is as follows:

	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance

Mortgage loans on real estate on non-accrual status:
Multi family residential performing	$-	$1,227,300	$987,355	$12,385,968	$2,886,004	$14,299,876

Total loans on non-accrual status	$-	$1,227,300	$987,355	$12,385,968	$2,886,004	$14,299,876

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(4)           Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $728, 73,046 and 41,258  for the year ended March 31, 2010, 2009 and 2008.  For the year ended March 31, 2010, the Company disposed of assets totalling $191,839.

A summary is as follows:

	March 31,	March 31,	March 31,
	2010	2009	2008
Furniture and fixtures	$112,413	$112,413	$112,413
Equipment	173,823	173,823	172,323
Leasehold improvements, net	63,250	63,250	63,250
Software	30,722	26,732	24,734
Transportation	60,000	-	-
	440,208	376,218	372,720

Less accumulated depreciation	(189,096)	(114,304)	(41,258)
Less disposal of assets	(191,839)	-	-

Property and equipment, net	$59,272	$261,914	$331,462

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(5)      Notes payable:

A summary of notes payable is as follows:

	March 31,	March 31,	March 31,
	2010	2009	2008

Secured promissory notes, dated June 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010.	$194,060	$356,028	$-

Secured promissory notes, dated January 23, 2010, to an investor bearing interest at 10% per annum, payable September 1, 2010.	225,000	-	-

Unsecured promisory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	76,305	-	-

Total notes payable	495,365	356,028	-

Less current maturities	(495,365)	(356,028)	-

	$-	$-	$-

The following table summarizes the aggregate maturities of notes payable:

Years ending
2011	$495,365
Thereafter	--
$495,365

Interest expense incurred under debt obligations amounted to $9,167, $46,768 and $0, for the year ended March 31, 2010, 2009 and 2008.

(6)           Commitments and Contingencies:

Operating Leases

The Company leases its facilities that expire through the year 2013.  These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Future annual minimum payments under operating leases are as follows:

Years ending March 31,
2011	$67,200
2012	67,200
2013	67,200
Thereafter	--
$201,600

Rental expense under operating leases for the year ended March 31, 2010, 2009 and 2008 and the year ended March 31, 2009 was $82,843, $104,163, $31,962, respectively.

Litigation

In the normal course of business, the Company is involved in various legal actions.  It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

The Company has filed a civil lawsuit in District Court Clark County, Nevada on April 23, 2010, whereby Las Vegas Railway Express, Inc. is the Plaintiff and Romm Doulton, Elaine Doulton, J Bruce Richardson, D2 Holdings, LLC. and D2 Entertainment, LLC. are the Defendants. The court granted on June 2, 2010 an injunction against the Defendants. The case was filed because defamatory and false remarks were made by the Defendants about the Plaintiff and certain executives employed by the plaintiff. At this time a trial date has not been set by the court.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the years ended March 31, 2010, 2009 and 2008, the Company had $63,551, $63,551 and $0, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested in calculating stock based compensation, 40%, 20% and 0% for the years ended March 31, 2010, 2009 and 2008.

At March 31, 2010, the Company had approximately $254,204 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the years ended March 31, 2010, 2009 and 2008.   See footnote (9)

(8)      Equity:

Common Stock The Company is authorized to issue 200,000,000 shares of common stock.   There were 22,889,686, 8,577,779 and 2,597,500 shares of common stock outstanding as of March 31, 2010, 2009 and 2008, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.
Warrants As of March 31, 2010, 2009 and 2008, there are warrants outstanding to purchase a total of 2,853,175 shares of our common stock, respectively.  These warrants were granted in conjunction with the loan pool purchase on December 31, 2007 and are valued as part of the acquisition. The warrants may be exercised at price of $1.50 and expire on November 1, 2013.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(9)      Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2010, 2009 and 2008, the Company has 2,000,000, 2,000,000 and 0 outstanding employee stock options, respectively.

We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black Scholes valuation model. Stock compensation is recognized straight line over the vesting period.

2008 Stock Option Plan provides for the grant of 4,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for the year the grant was issued, March 31, 2009: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (98%), the market value of the Company’s stock on grant date was $0.45.

For the years ended March 31, 2010, 2009 and 2008, the Company had $63,551, $63,551 and $0, respectively, associated with the options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested 40%, 20% and 0% for the years ended March 31, 2010, 2009 and 2008.

At March 31, 2010, the Company had approximately $254,204 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the years ended March 31, 2010, 2009 and 2008.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008
A summary of the Company’s stock option activity follows:

	March 31, 2010		March 31, 2009		March 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding -
beginning of year	2,000,000	$0.50	-	$-	-	$-

Granted	-	-	2,000,000	$0.50	-	-

Exercised	-	-	-		-	-

Cancelled	-	-	-	-	-	-

Outstanding -
end of year	2,000,000	$0.50	2,000,000	$0.50	-	$-

Excercisable - end of year	400,000	$0.50	-	$-	-	$-

(10)         Deferred Income Taxes:

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting.

As of March 31, 2010, the Company has a net operating loss carry forward of approximately $7.9 million for tax purposes, which will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2023 and 2024.  The deferred tax assets relating to the net operating loss carry forward has been fully reserved as of March 31, 2010.  There were timing differences between tax and book income of $733,392, related to stock based compensation.

(11)        Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of March 31, 2010, the balance of the note was $78,236.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

As of March 31, 2010, Allegheny Nevada Holdings has an 10.5% beneficial ownership in the Company.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Mr. Barron advanced the Company $29,868 , for the fiscal year ended March 31, 2010.  The Company has made payments of the advances in the amount of $21,375, resulting in a balance of $8,493 at March 31, 2010.  The Company has since reimbursed Mr. Barron for the remaining balance of the advances.

As of March 31, 2010, Mr. Barron has accrued wages of $118,500.
Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9x% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $43,354 at March 31, 2010.

As of March 31, 2010, Mr. Cosio Barron has accrued wages of $88,774.

As of March 31, 2010, Ms. Carlise, CFO, has accrued wages of $20,275.

(12)         Discontinued Operations:

As discussed in Note 1, prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. Prior to this decision, the loan business represented substantially all of the Company’s operating revenue.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

The following table summarizes results from discontinued operations for the year ended March 31, 2010:

March 31,
2010

Revenue	46,943
Cost of Sales	-
Gross Profit	46,943
Expenses:
Salary & wages & payroll taxes	471,354
Selling, general and administrative	729,299
Professional fees	319,616
Depreciation expense	55,673
Total expenses	1,575,942
Income (loss) from operations	(1,528,999)
Other (expense) income
Interest expense	(32,143)
Loss on asset disposal	(210,231)
Gain on extinguishment of debt	142,963
Loan receivable loss	(653,897)
Write down of investment	(566,326)
Total other (expense) income	(1,319,633)
Net loss	(2,848,632)
The following table summarizes assets and liabilities classified as discontinued operations

March 31,
2010

Cash	-
Other current assets	-
Loans	-
Property and equipment, net	-
Assets to be disposed of, current	-

Accounts payable and accrued expenses	956,954
Notes payable	270,365
Notes payable related party	154,084
Liabilities to be disposed of , current	1,381,402

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(12)         Restatement of Previously Issued Financial Statements:

The Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.

Events Causing the Restatement

The Company has determined that its policy with respect to its recognition of revenue and impairment related to its acquired loan portfolio was not in accordance with the guidance for the acquisitions of loans and loan portfolios with evidence of credit deterioration. After analyzing the portfolio, management of the Company has determined the loans in the portfolio should be accounted for using the cost recovery method (See Note 3). Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.

Additionally, employee stock options for 2,000,000 shares of the Company’s common stock granted during fiscal year ended March 31, 2009 were not properly accounted for and recorded as an expense.

The impact of the adjustments for the Restatement of the Balance Sheet at March 31, 2009 and March 31, 2008, was a decrease in loans held for sale and in accumulated deficit of $3,507,243 and $1,058,271. The impact of the adjustments for the Restatement of the Statement of Operations was a decrease in revenue of $2,695,252 and $2,129,481, a decrease in impairment charge of $246,180 and $1,167,266, and an increase in net loss of $2,512,623 and $1,058,271, for the year ended March 31, 2009 and March 31, 2008. These changes are detailed below.

	As Reported	As Restated	As Reported	As Restated
Balance sheets
Loans	4,494,598	987,355	3,944,275	2,886,004
Additional paid in capital	5,290,737	5,354,288	5,015,485	5,015,485
Accumulated deficit	(723,321)	(4,294,115)	(687,380)	(1,745,651)

	As Reported	As Restated	As Reported	As Restated
Statement of Operations
Revenue	$2,765,002	$69,750	$2,142,750	$13,269
Cost of Sales	259,336	-	375,468	-
Stock based compensation expense	-	63,551	-	-
Write down of investment	246,180	-	1,167,266	-
Net loss	$(35,841)	$(2,548,464)	$(687,380)	(1,745,651)

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

Impacts on the Quarterly Consolidated Financial Statements

The Company also restated the quarterly consolidated financial statements for each of the quarters in fiscal year 2010 on the following pages in this annual report on Form 10-K, in lieu of separately amending each Form 10-Q for the respective quarters in fiscal year 2010.

Balance Sheets
	As Reported	Adjustment	As Restated
For the three months ended June 30, 2009
Loan receivable	758,804	(758,804)	-
Loans	4,494,598	(3,050,557)	1,444,041
Additional paid in capital	5,313,157	63,616	5,376,773
Accumulated deficit, current period	(39,299)	(281,026)	(320,325)
Retained Earnings	(723,321)	(3,570,794)	(4,294,115)

For the six months ended September 30, 2009
Loan receivable	653,897	(653,897)	-
Loans	3,262,868	(2,005,734)	1,257,134
Additional paid in capital	5,382,046	63,551	5,445,597
Accumulated deficit, current period	(1,835,245)	847,598	(987,647)
Retained Earnings	(723,321)	(3,570,794)	(4,294,115)

For the nine months ended December 31, 2009
Loan receivable	653,897	(653,897)	-
Loans	3,262,868	(2,041,866)	1,221,002
Additional paid in capital	5,779,746	(79,412)	5,700,334
Accumulated deficit, current period	(2,271,660)	954,443	(1,317,217)
Retained Earnings	(723,321)	(3,570,794)	(4,294,115)

Statement of Operations

	As Reported	Adjustment	As Restated

For the three months ended June 30, 2009
Revenue	302,118	(302,118)	-
Cost of Sales	18,207	(18,207)	-
Net (loss)	(39,299)	(301,922)	(341,221)

For the three months ended Septembe 30, 2009
Revenue	173,252	(173,252)	-
Cost of Sales	95,536	(95,536)	-
Write down of investment	(1,231,730)	1,231,730	-
Net (loss)	(1,796,156)	1,149,730	(646,426)

For the three months ended December 31, 2009
Revenue	36,132	(36,132)	-
Net (loss)	(430,000)	(42,533)	(472,533)

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(13)         Subsequent Event

On April 23, 2010,  the Board of Directors accepted the resignation of Theresa Carlise as Director.

On May 14, 2010, the Company filed a Form 8-K, concerning Item 4.02 Non Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.  In evaluating the Company’s accounting treatments for certain account transactions relating to the current years audit of our March 31, 2010 financial statements, the Company’s new Chief Financial Officer and new independent auditors have concluded that the valuation of its Loans Held for Investment for the prior year ended March 31, 2009 should have been accounted for under FASB ASC 310.30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  Accordingly, the Company has restated its financial statements with the filing of this Form 10-K.

On April 30, 2010, the Company entered into a promissory note with investors totaling $100,000.  The notes bear interest at 10% per annum and are due to expire in 180 days from date of issuance.

On May 15, 2010, the Company through a private placement memorandum, issued 4.2 million shares of the Company ‘s common stock for a total of $625,000

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of  March 31, 2009 and the quarterly periods then ended June 30, 2009, September 30, 2009 and December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to issuance of the Company’s March 31, 2009 financial statements the Company’s management identified an error related to 1) its recognition of revenue and impairment related to its acquired mortgage loan portfolio and 2) its accounting for compensation relating to the issuance of warrants. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected the carrying value of the mortgage loan portfolio and accumulated deficit. See Note (3) – Mortgage Loan portfolio and Note (12) – Restatement of Previously Issued Financial Statements.

The Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended March 31, 2009. On December 1, 2009, we appointed a CFO who has expertise in public company financial reporting compliance, to replace the position left vacant by the resignation of the former CFO.

We are seeking guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to define new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. We plan to develop with the engagement of outside financial consultants to perform these processes and plan to provide those individuals with adequate technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions. We also intend to seek additional assistance from independent legal professionals who have expertise in public company reporting compliance who will work with our Chief Financial Officer and our current legal counsel, in the capacity of General Counsel, to help ensure that our disclosures are timely and appropriate.

We believe that with the assistance of our newly appointed CFO, and our continued engagement of financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters we will ensure that our reporting obligations are satisfied.

Management is unable, however, to estimate our expenditures related to fees that will be paid to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. In addition, management is unable to estimate our expenditures related to fees to be paid to our independent legal professionals who have expertise in public company reporting compliance.

Management believes that the remediation described above has remediated the material weakness also described above. Management believes that our expenditures of outside financial consultants associated with this remediation, not including the reclassification of its accounting for its loan pool and stock based compensation, as reflected in its restated financial statements, totaled approximately $6,750. These expenditures consisted primarily of accounting fees related to the restatement of the March 31, 2009 and 2008 consolidated financial statements.

Changes in Internal Control over Financial Reporting

The changes in our controls over the selection of appropriate assumptions and factors affecting our accounting methodology for the acquisition of the loan pool and compensation expense as it relates to employee stock options and our commitment to use more care in the selection of appropriate assumptions and factors affecting our accounting methodology, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	59	Chief Executive Officer and Chairman

Joseph Cosio-Barron	61	Director

Theresa Carlise	52	Chief Financial Officer and Treasurer
Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron - Chief Executive Officer, 59

Mr. Barron has been a developer of new business enterprises for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City’s downtown redevelopment project. He master planned the city’s redevelopment of famous Cannery Row, Fisherman’s Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation’s largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for Shearson Home Loans and founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA. He is an avid railroad enthusiast.

Joseph A. Cosio-Barron - Executive Vice President Legal, 61

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

Theresa Carlise - Chief Financial Officer, 52

Ms. Carlise joined the Company on December 1, 2009. Ms. Carlise has an extensive background as a CFO and Director of a NASDAQ traded music retail distribution company, National Record Mart, Inc., which had revenues in excess of $200,000,000, located in 38 states and employed over 2,000 employees for a period of 16 years. She was instrumental in acquisitions, debt offerings, and private placement memorandums and restructuring, during her employ. Prior to her employment she has served as a CFO for Shearson Financial Network, a retail mortgagor engaged in providing mortgage banking services. Ms. Carlise earned a B.S. degree in Finance, with a minor in Economics at Indiana University of Pennsylvania.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended March 31, 2010 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2010, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Michael Barron –  2 reports, 2 transactions; Joeseph Cosio Barron -- 2 reports, 2 transactions; Theresa Carlise -- 1 report, 1 transaction;

The following individuals did not timely file Forms 3 upon becoming directors or executive officers of Las Vegas Railway Express, Inc.: Michael Barron, Joseph Cosio Barron and Theresa Carlise.

We believe that each of the foregoing persons have prepared and filed all required Forms 3 and 4 to report their respective transactions, except for Theresa Carlise who is awaiting a Form ID to file.

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law permits a corporation to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in the best interests of the corporation.

Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except for the following:

●   any breach of their duty of loyalty to our company or our stockholders;

●   acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●   unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

●   any transaction from which the director derived an improper personal benefit.

In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Delaware General Corporation Law. We have entered and expect to continue to enter into agreements to indemnify our directors and officers as determined by our board of directors. These agreements provide for indemnification of related expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract any retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding  which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.  Executive Compensation.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Long-term Compensation Shares Granted	All Other Compensation	Total

Michael A. Barron	2010	$120,000	$-	$-	-	$100,000	$220,000
CEO and Chairman	2009	$120,000	-	-	1,000,000	-	$120,000
	2008	$90,000	-	-	-	-	$90,000

Joseph Cosio Barron	2010	$120,000	-	-	-	$100,000	$220,000
Managing Director Legal,	2009	$120,000	-	-	1,000,000	-	$120,000
Secretary and Director	2008	$90,000	-	-	-	-	$90,000

Theresa Carlise	2010	$30,000	-	-	-	$50,000	$80,000
(appointed December 1, 2009)	2009	-	-	-	-	-	-
Chief Financial Officer	2008	-	-	-	-	-	-

Lee Shorey	2010	$39,850	-	-	-	$6,000	$45,850
Chief Financial Officer	2009	$75,000	-	-	-	-	$75,000
(resigned December 1, 2009)	2008	$56,250	-	-	-	-	$56,250

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Managing Director - at an annual salary of $120,000.  He received 1,000,000 shares of restricted stock..  He also received an option to purchase 1,000,000 shares of common stock at a price of $0.50 per share.  In addition, Mr. Barron is entitled to receive a performance bonus if our actual revenues and net income equals or exceeds projected revenues and net income.  His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income.  He is entitled to the same benefits afforded to other executives.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of January 1, 2008.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of Managing Director – Legal at an annual salary of $120,000.  He received 1,000,000 shares of restrictive stock.  He also received an option to purchase 1,000,000 shares of common stock at a price of $0.50 per share.  In addition, Mr. Cosio-Barron is entitled to receive a performance bonus if our actual revenues and net income equals or exceeds projected revenues and net income.  His performance bonus will be equal to the percentage of his annual salary equal to 50% plus the percentage by which actual income exceeds projected income.  He is entitled to the same benefits afforded to other executives.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Cosio-Barron’s employment agreement commenced as of January 1, 2008.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Director Compensation

We currently do not compensate our directors for attending Board meetings, but we do reimburse them for out-of-pocket expenses.

Director Independence

None of our directors are independent directors, using the NASDAQ definition of independence.

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

As of March 31, 2010, there were 2,000,000 outstanding options to purchase shares of common stock held by Michael Barron and Joseph Cosio-Barron, described below.

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

STOCK OPTION GRANTS IN FISCAL YEAR 2010

INDIVIDUAL GRANTS
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ Per Share)	Expiration Date
Michael Barron	1,000,000	50%	$ .50	10/31/18
Joseph Cosio-Barron	1,000,000	50%	$ .50	10/31/18

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock  as of March 31, 2010 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)
Allegheny Nevada Holdings Corporation (4) (8)	2,402,728	10.5%
Joseph Cosio Barron, Managing Director of Legal, Secretary and Director (1) (5)	1,724,615	7.5%
Michael A. Barron, CEO and Chairman (1) (4)	1,200,000	5.2%
Theresa Carlise, CFO and Treasurer (1)	545,000	2.4%
JMW Fund LLC (6)	2,584,477	11.3%
San Gabriel Fund LLC (6)	1,421,694	6.2%
Jameson Capital (7)	1,350,000	5.9%
Officers and Directors as a group (3 persons)	6,782,822	29.6%

(1)	The address of each of the beneficial owners is 6650 Via Austi Parkway, Suite 170, Las Vegas Nevada 89119, except as indicated.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 22,889,686 shares outstanding as of March 31, 2010, plus the number of shares, which the beneficial owner has the right to acquire within 60 days, if any, as indicated in footnote (2) above.

(4)
Includes options to purchase 200,000 common shares, which the beneficial owner has the right to acquire within 60 days, as well as shares owned by Allegheny Nevada Corporation of which Mr. Barron, is a principal.

(5)
Includes options to purchase 200,000 common shares, which the beneficial owner has the right to acquire within 60 days, as well as shares owned by CBS Consultants Inc., of which Mr. Cosio Barron, is a principal.

(6)	The address is 4 Richland Place, Pasedena, CA 91103

(7)	The address is 4328 w. Hiawatha Drive, Spokane, WA 99208.

(8)	The address is 2470 St. Rose Parkway, Suite 314, Henderson, NV 89074

Item 13.  Certain Relationships and Related Transactions and Director Independence

None of our directors are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron and Mr. Cosio Barron and there other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of March 31, 2010, the balance of the note was $78,236.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.  As of March 31, 2010, Allegheny Nevada Holdings has a 10.5% beneficial ownership in the Company.

Mr. Barron advanced the Company $29,868, for the fiscal year ended March 31, 2010.  The Company has made payments of the advances in the amount of $21,375, resulting in a balance of $8,493 at March 31, 2010.  The Company has since reimbursed Mr. Barron for the remaining balance of the advances.   As of March 31, 2010, Mr. Barron has accrued wages of $118,500.

Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition  On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $43,354 at March 31, 2010.   As of March 31, 2010, Mr. Cosio Barron has accrued wages of $88,774.

As of March 31, 2010, Ms. Carlise, CFO, has accrued wages of $20,275.

Item 14.  Principal Accountant Fees and Services

The Company retained Hamilton P.C. as the Company's independent auditor to examine the financial statements of the Company for the fiscal year ended March 31, 2010 and the restatement of the financial statements for the years ended March 31, 2009 and March 31, 2008.  Pollard Kelley Auditing Services Inc. performed the services listed below and was paid the fees listed below for the fiscal years ended March 31, 2009 and 2008.

Audit Fees

Hamilton P.C. expects aggregate fees of approximately $60,000 for the fiscal year ended March 31, 2010, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q. Pollard Kelley Auditing Services, Inc. received $62,244 for its professional services rendered for the audits of the Company's annual financial statements for  the years then ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q.

Audit Related Fees

Hamilton P.C. expects aggregate fees of approximately $20,000 for the restatement of the fiscal years ended March 31, 2009 and March 31, 2008, for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Hamilton P.C. and Pollard Kelley Auditing Services, estimates fees in the amount of $0 and $0, respectively, for the fiscal years ended March 31, 2010 and 2009 for professional services rendered for tax compliance, tax advice and tax planning.  The Company has engaged De Joya Griffith & Company LLC, for tax related services and estimates fees in the amount of $8,000.

All Other Fees

Hamilton P.C. and Pollard Kelley Auditing Services were not paid any other fees for professional services during the fiscal years ended March 31, 2010, March 31, 2009 or March 31, 2008.

Audit Committee

The Company does not have an audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 31, 2010, March 31, 2009 and March 31, 2008.

Consolidated Statements of Operations for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(3)	Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007).
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007).
3.4	Amended By-Laws of the Registrant dated November 3, 2008
3.4	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 10.3 to Form 8-K , filed on November 25, 2008
3.5	Amended Articles of Incorporation as dated March 19, 2010.
3.6	Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express.
3.7	Amended Articles of Incorporation as dated April 19, 2010.
3.8	Amended By-Laws of the Registrant
10.1
Common Stock Purchase Agreement dated November 3, 2008, between Liberty Capital Asset Management, Inc. and Corporate Outfitters Inc.(incorporated herein by reference to Exhibit 10.1 on Form 8-K, as filed on November 25, 2008)

10.2	2008 Stock Option Plan dated November 1, 2008, (incorporated herein as referenced on Form 10-K, as filed on July 15, 2009).
10.3	Letter of Resignation of Officer and Director, David Taigen, dated November 3, 2008, (incorporated herein by reference to Exhibit No. 10.2 on Form 8-K, as filed November 26, 2008).
10.3
Asset Purchase Agreement dated November 23, 2009, between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein by reference to Exhibit 10.1 on Form 8-K, as filed January 28, 2010).

10.4	Letter of Resignation of Director, Lee Shorey, dated December 1, 2009, (incorporated herein by reference to Exhibit No. 10.2 on Form 8-K, as filed December 4, 2009).
10.5	Letter of Resignation of Director, Justin Yorke, dated December 1, 2009, (incorporated herein by reference to Exhibit No. 10.3 on Form 8-K, as filed December 4, 2009.
10.6	Letter of Resignation of Director, Theresa Carlise, dated April 23, 2010, (incorporated herein by reference to Exhibit No. 10.5 on Form 8-K as filed April 23, 2010.
11.2	Promissory Note dated February 28, 2010 by and between Liberty Capital Asset Management Inc. and Transportation Management Services Inc.
11.3	Railcar Purchase Agreement dated February 8, 2010 by and between Liberty Capital Asset Management Inc. and Transportation Management Services Inc.
11.4	Bridge Loan and Security Agreement, South Lake Capital, dated January 25, 2010
11.5	South Lake Capital LLC Promissory Note dated January 15, 2010
11.6	South Lake Capital LLC Warrant Issuance and Release, dated May 29, 2010
16.0	Letter of Confirmation from Auditor, dated November 26, 2008, ((incorporated herein by reference to Exhibit No. 16.1 on Form 8-K as filed December 10, 2009).
16.1	Letter of Confirmation from Auditor dated August 19, 2009, (incorporated herein by reference to Form 8-K, as filed August 19, 2009.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:/s/ Michael A. Barron	July 14, 2010
Chief Executive Officer
(Principal Executive)

By:/s/Theresa Carlise	July 14, 2010
Chief Financial Officer
(Principal Accounting Officer)