Form 10-Q
period 2010-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2010-08-20
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
Commission file number: 333-144973

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	56-646797
(State of incorporation)	(IRS Employer Identification No.)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119
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

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [X]

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS:
Current assets:
Cash	$399,464	$5,871
Other current assets	22,000	50,000
	-	-
Total current assets	421,464	58,871

Property and equipment, net	59,272	59,272

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$1,324,433	$958,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Current maturities notes payable	$325,000	$131,250
Less current unamortized discount	237,333	-
Current maturities of long-term debt less unamortized discount	87,667	131,250
Short term note payable	55,000	55,000
Accounts payable and accrued expenses	47,309	21,633
Notes payable related party	-	20,725
Stock subscription payable	640,000	800,000
Liabilities to be disposed of, current	1,245,077	1,381,402
Total current liabilities	2,075,053	2,410,010
Long-term debt
Principle amount of notes payable	75,000	93,750
Less unamortized discount	55,561	-
Long-term debt less unamortized discount	19,439	93,750

TOTAL LIABILITIES	2,094,492	2,503,760

Stockholders' deficit:
Common stock, par value $0.0001, 200,000,000 shares
authorized, 35,611,502 and 22,889,686 shares issued and outstanding,
as of June 30, 2010 and March 31, 2010, respectively	3,561	2,289
Additional paid-in capital	7,720,981	6,430,365
Accumulated earnings	(8,494,601)	(7,977,574)
Total stockholders' deficit	(770,059)	(1,544,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,324,433	$958,840

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2010	2009

Revenues:	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
Salary & wages & payroll taxes	140,888	-
Selling, general and administrative	104,206	-
Professional fees	191,424	-
Depreciation expense	-	-
Total expenses	436,518	-

(Loss) from continuing operations	(436,518)	-

Other (expense) income
Interest expense	(84,672)	-
Total other (expense) income	(84,672)	-

Net (loss) from continuing operations	(521,190)	-

Discontinued operations:
Income (loss) from discontinued operations	4,164	(341,221)
Total discontinued operations	4,164	(341,221)

Net (loss) income	$(517,026)	$(341,221)

(Loss) per share, from continuing operations	$(0.02)	$(0.00)
Earnings (loss) per share from discontinued operations	$0.00	$(0.04)
(Loss) per share	$(0.02)	$(0.04)

Weighted average number of common shares
shares outstanding, basic and diluted	29,357,490	8,597,779

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(517,026)	$(341,221)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	-
Amortization of debt discount	63,106	-
Stock issued for services	86,750	-
Stock based compensation	17,000	-
Stock based compensation, non-cash	15,888	-
Changes in operating assets and liabilities:
(Increase) decrease in assets of discontinued operations	-	35,300
(Increase) decrease in other current assets	28,000	-
Increase (decrease) in liabilities of discontinued operations, net	(105,076)	291,814
Increase (decrease) in accounts payable and accrued expenses	25,676	-
Net cash provided by (used in) operating activities	(385,682)	(14,107)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of stock	625,000	-
Proceeds from notes payable	175,000	-
Payments for related notes payable	(20,725)	-
Net cash (used in) provided by financing activities	779,275	-

Net decrease in cash and cash equivalents	393,593	(14,107)

Cash and cash equivalents, beginning of period	$5,871	$20,304
Cash and cash equivalents, end of period	$399,464	$6,197

Supplemental disclosure of cash flow information
Interest paid	$19,377	$-

Supplemental disclosure of non cash investing and financing transactions
Stock issued from subscriptions	$160,000	$-
Warrants issued for debt discount	$300,000	$-
Stock issued for reduction of debt from discontinued operations	$31,250	$-

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of June 30, 2010 and June 30, 2009.

Business Overview

Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc. (“Company”) was formed March 9, 2007 as Corporate Outfitters, a development stage company. On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $517,026 for the three months ended June 30, 2010 and an accumulative deficit of $8,494,601 through June 30, 2010. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to sustain profitability.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended June 30, 2010 and 2009 as the amounts are anti-dilutive.

New Accounting Pronouncements:

Adopted

Subsequent events: In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of March 31, 2010, and did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

(3)           Notes payable:

A summary of notes payable is as follows:

	June 30,	March 31,
	2010	2010
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$163,066	$194,060
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promisory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	45,055	76,305

Notes included in liabilites from discontinued operations	$208,121	$270,365

Notes payable - current operations

Secured promissory notes, dated February 28, 2010
bearing interest at 12% per annum, payable in 180 days
secured by transportation equipment	55,000	55,000

Long Term Debt

Secured promissory notes, dated January 23, 2010, to
an investor bearing interest at 10% per annum, payable
September 1, 2010, if unpaid, in 12 monthly payments
through September 1, 2011.	300,000	225,000

Secured promissory notes, dated April 7, 2010 through
April 30, 2010 to an investor bearing interest at 10%
per annum, payable in 180 days, if unpaid in 12 monthly
payments through October 2011.	100,000	-

Debt Discount	(292,894)
Notes payable net of unamortized discount	107,106	225,000

Less current maturities	(325,000)	(131,250)

Long term debt	$75,000	$93,750
Less long term amortization of discount	(55,561)	-
Long term debt net of unamortized discount	$19,439	$93,750

Years ending
2011
$162,106

Thereafter	--
$162,106

Short term financing included warrants to acquire stock at prices below the market value of the shares at time of vesting.  The Company accounts for debt with detachable warrants in accordance with ASC 470: Debt and determined the fair value to be ascribed to the detachable warrants issued with the notes payable utilizing the Black-Scholes method.  The warrants were vested in accordance with the note terms and recorded against the debt as a debt discount.  The discount is amortized over the longest potential life of the notes.  The unamortized discount, if any, upon repayment of the notes will be expensed to financing costs.

Interest expense incurred under debt obligations amounted to$84,672 and $17,951, for the three months ended June 30, 2010 and 2009, including $63,106 in amortized debt discount in 2010.

(4) Commitments and Contingencies:

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

(5)  Derivative Instruments:

The Company accounts for debt with embedded conversion features and warrant issues in accordance with ASC 470: Debt.  Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital.  The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.  Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture.  The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended June 30, 2010 and 2009, the Company had $15,888 and $15,888, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended June 30, 2010 and 2009.

At June 30, 2010, the Company had approximately $238,316 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended June 30, 2010 and 2009.

(6)  Equity:

Common Stock The Company is authorized to issue 200,000,000 shares of common stock.   There were 35,611,502 and 9,377,779 shares of common stock outstanding as of June 30, 2010 and 2009, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Warrants As of June 30, 2010 and 2009, there are warrants outstanding to purchase a total of 2,853,175 shares of our common stock, respectively.  These warrants were granted in conjunction with the loan pool purchase on December 31, 2007 and are valued as part of the acquisition. The warrants may be exercised at price of $1.50 and expire on November 1, 2013.

(7)  Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of June 30, 2010, the balance of the note was $65,194.

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

As of June 30, 2010, Allegheny Nevada Holdings has an 9.96% beneficial ownership in the Company.

As of June 30, 2010, Mr. Barron has accrued wages of $114,750.

Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $36,129 at June 30, 2010.

As of June 30, 2010, Mr. Cosio Barron has accrued wages of $85,024.

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

Description of Business

Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business development company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company is in discussions with AMTRAK and the Class 1 railroads seeking to secure rail services agreements. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date of late 2011. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Las Vegas Railway Express, Inc. to Las Vegas Railway Express, Inc.

Las Vegas Railway Express, Inc. was formed in March 9, 2007 as Corporate Outfitters, a development stage company On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

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

These projects are the:

●       California-Nevada Super-Speed Train. For over twenty years, this project has proposed using Magnetic Levitation (Maglev) technology to carry passengers between Southern California and Las Vegas, traveling at speeds of up to 300 mph. The 269-mile alignment would largely follow the I-15 Freeway. Station stops tentatively include Anaheim, Ontario, Victorville, Barstow, Primm, and Las Vegas (2). Travel time between Anaheim and Las Vegas via this service is estimated to be less than 90 minutes. Work on this project has been suspended at this time, though scoping for a program-level EIR/EIS and project-specific EIS for the segment between Las Vegas and Primm have been completed. There is continuing Nevada interest in providing an initial segment between Las Vegas and Primm.
●      The DesertXPress would be a steel-wheel on steel rail high-speed rail service that would operate between Victorville, California, and Las Vegas, Nevada. Project proponents suggest that the service could either run within the median of Interstate I-15, or adjacent to it. This project is in preliminary discussions and an initial environmental review process is beginning shortly.
●      The Z-Train, LTD. is proposed to run on conventional rail between Las Vegas and Los Angeles. The service plan is similar to the X Train with the exception that its promoters indicate there would be mostly an up-scale orientation for passengers including book signings, wine tasting, and fine dining. To the best of our knowledge no approvals have been granted to the Z train at this time.

Intellectual Property

None.

Employees

As of March 31, 2010, we had 7 full-time employees, of whom 3 were in administrative and 4 were in management. Dianne David-Barron, our Company's Manager of Station Development is the spouse of our Chief Executive Officer, Michael A. Barron.

Description of Property.

As of June 30, 2010, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,600.

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

The Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.  See footnote (12).

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

Revenue for adminstrative services, for the quarter ended June 30, 2010, was $4,814, as compared to $69,750 for the quarter ended June 30, 2009, a decrease of $64,936, as part of discontinued operations.

Selling, general and administrative, (SG&A), expenses were $650, for the quarter ended June 30, 2010, as compared to $64,388 in continuing operations for the quarter ended ended June 30, 2009, an decrease of $63,738 or 99.0%.  Salary and payroll taxes were $0 for the quarter ended June 30, 2010 as compared to $142,365 for the quarter ended  June 30, 2009, decrease of $142,365 or 100%.  Professional fees were $0 for the quarter ended June 30, 2010 compared to $80,233 for the quarter ended June 30, 2009, and decrease of $80,233 or 100%.

Income from operations was $4,164, for the quarter ended June 30, 2010, compared to a loss of $341,221 for the quarter ended June 30, 2009, an decrease of $345,385.

Continuing Operations – Passenger Train Service

For the quarter ended, June 30, 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $140,888, selling general and administrative expenses were $104,206, professional fees were $191,424, and interest expense was $84,672, resulting in a net loss from operations of  $521,190.

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

It is the company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions, massive government bailouts and restructuring of others such as AIG, together with harsh government regulations for mortgage holders, has led to the operating environment where the original business model for Liberty was not very attractive in the public markets.

Continuing Operations – Passenger Train Service

The Company acquired Las Vegas Railway Express (LVRE) in January 2010 and began its operations as the primary business of the Company. The Company subsequently changed its name from Las Vegas Railway Express,  to Las Vegas Railway Express, Inc. and is traded under the symbol OTC:BB:XTRN.

LVRE is a development stage company with no revenues as of June 30, 2010. The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development. No agreements had been secured as of the filing date.

The Company is seeking to raise additional capital to pursue its new business model, through a rights offering of $1 million, to expire August 31, 2010.  Preliminary market indicators have been positive towards the offering and the Company has raised $625,000, to date.  The Company plans to pursue a second offering of $15 million.

Cash Flows

Net cash used in operating activities for the quarter ended June 30, 2010 was $385,682 as compared to net cash used in operating activities for the quarter ended June 30, 2009 of $14,107. The primary sources of cash used in operating activities for the quarter ended June 30, 2010 was from net loss of $517,026 and payments made on discontinued operations debt of $105,076, net of amortization of debt discount of $63,106, stock issued for services of $86,750 and stock issued for compensation of $17,000, stock based compensation of $15,888, decrease in other current assets of $28,000, and increases in accounts payable and accrued expenses of $1,329.  In 2009, the net loss of $341,221 was offset by disposition of assets and liabilities of he discontinued operations of $327,114.

Net cash provided by financing activities for the quarter ended June 30, 2010 was $779,275, consisting primarily of proceeds from sale of stock of $625,000 and proceeds of notes payable of $175,000, net of payments made on notes payable related party of $20,725.

Net cash provided by financing activities for the quarter ended June 30, 2009 was $824,374, consisting primarily of net proceeds of notes payable of $356,028, net proceeds of notes payable related party of $192,236, reverse merger deficit in excess of capital of $1,426, stock issued for cash of $277,536.

 Management currently believes that cash flows from equity investment and borrowings will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2010.

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

Our Board of Directors consists of Michael A. Barron and Joseph A. Cosio-Barron, both of whom are executive officers and principal shareholders of the Company. Our Manager of Station development is the spouse of our CEO. Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2010, the Company issued shares of its common stock to the following:

●  2,400,000 shares issued to two investors for a bridge loans for a total value of $300,000

●  4,000,000 shares issued to six investors to acquire LVRE for a total of $200,000

●  100,000 shares issued to one employee as stock award for a total value of $10,000

●  1,305,000 shares issued to six consultants/contractors for a total value of $130,000

●  4,191,816 shares issued to 28 investors for a total value of $625,000

●  625,000 shares issued to Jameson Capital for a total value of $31,250

●  100,000 shares issued to Don Adams Trust in exchange previous shares issued for a total value of $10,000

Item 3.  Default Upon Senior Securities

None

Item 4.  [RESERVED]

Item 5.  Other Information.

None

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

Date: August 12, 2010	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barrron
Chief Executive Officer