Form 10-Q
period 2010-09-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2010-11-12
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. . Yes [   ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [ X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTCBB on September 30, 2010 was $11,864,673.00.

Number of outstanding shares of common stock as of September 30, 2010 was 35,953,556.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [ X ]

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
ASSETS:	(unaudited)
Current assets:
Cash	$37,134	$5,871
Other current assets	22,000	50,000
Total current assets	59,134	55,871

Property and equipment, net	59,272	59,272

Other assets:
Good will	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$962,103	$958,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities:
Current maturities notes payable	$391,667	$131,250
Less current unamortized discount	223,111	-
Current maturities of long-term debt less unamortized discount	168,556	131,250
Short term note payable	55,000	55,000
Accounts payable and accrued expenses	55,660	21.633
Notes payable related party	-	20,725
Stock subscription payable	640,000	800,000
Liabilities to be disposed of, current	1,156,553	1,381,402
Total current liabilities	2,075,769	2,410,010

Long-term debt:
Principle amount of notes payable	8,333	93,750
Less unamortized discount	4,360	-
Long-term debt less unamortized discount	3,973	93,750

TOTAL LIABILITIES	2,079,742	2,503,760

STOCKHOLDERS’ DEFICIT
Common stock subscribed	51,212
Common stock, par value $0.0001, 75,000,000 shares authorized,
35,953,555 and 22,889,686 issued and outstanding, as of
September 30, 2010 and 2009, respectively	3,595	2,289
Additional paid-in capital	7,792,835	6,430,365
Accumulated earnings	(8,965,281)	(7,977,574)
Total stockholders' deficit	(1,117,639)	(1,544,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$962,103	$958,840

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues:	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses:
Compensation and payroll taxes	183,388		324,276
Selling, general and administrative	48,846	-	153,052	-
Professional fees	184,438	-	375,862	-
Depreciation expense	-	-	-	-
Total expenses	416,672	-	853,190	-

Loss from continuing operations		-		-

Other (expense) income
Interest expense	(84,719)		(169,391)
Total other (expense)	(84,719)	-	(169,391)	-

Net loss from continuing operations	(501,390)		(1,022,581)

Discontinued operations:
Loss from discontinued operations	30,710	(646,426)	34,874	(987,647)
Total discontinued operations	30,710	(646,426)	34,874	(987,647)

Net loss	$(470,681)	$(646,426)	$(987,707)	$(987,647)

Net (loss) per share basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.13)

Weighted average number of common shares
shares outstanding, basic and diluted	35,697,586	9,085,557	32,544,390	7,856,306

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$(987,707)	$(987,647)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	-
Amortization of debt discount	128,529	-
Stock issued for services	137,963	91,400
Stock issued for compensation	17,000
Stock issued for compensation, non-cash	31,775
Changes in operating assets and liabilities:
(Increase) decrease in assets of discontinued operations	-	538,939
(Increase) decrease in other current assets	28,000	-
Increase (decrease) in liabilities of discontinued operations, net	(193,599)	338,902
Increase (decrease) in accounts payable and accrued expenses	34,027	-
Net cash (used in) operating activities	(804,012)	(18,406)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	175,000	-
Payments for related notes payable	(20,725)	-
Proceeds from issuance of common stock.	681,000	-
Net cash provided by financing activities	835,275	-

Net increase (decrease) in cash and cash equivalents	31,263	(18,406)

Cash and cash equivalents, beginning of period	$5,871	$20,304
Cash and cash equivalents, end of period	$37,134	$1,897

Supplemental disclosure of cash flow information
Interest paid	$25,434	$-

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Organization and Basis of Presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Significant accounting polices disclosed therein have not changed except as noted below.  Operating results of the periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company,” “we,” “us,” “our,” and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries.  Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both period of September 30, 2010 and 2009.

Business Overview

Las Vegas Railway Express, Inc. was formed March 9, 2007 as Corporate Outfitters, a development stage company.  On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset management, a Nevada corporation, formed in July of 2008 as a holding company for 2008 as a holding Company for all the asset CD Banc LLD, in contemplation of the company going public via a reverse merger into a publicly trading corporation.

CD Banc LLC was formed in 2003 as a Nevada Limited Liability Corporation with the purpose of acquiring real estate assets and holding them for long term appreciation.

 (2)           Summary of Significant Accounting Policies:

Restated Financial Data

Subsequent to the issuance of the March 31, 2009 financial statements the company’s management identified an error related to 1) its recognition of revenue and impairment related to its acquired mortgage loan portfolio and 2) its accounting for compensation relating to the issuance of warrants.  As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables.  This restatement affected the carrying value of mortgage loan portfolio and accumulated deficit.  See Note (3) Mortgage Loan portfolio and Note (12) Restatement of Previously Issued Financial Statements.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as going concern.  As shown in the accompanying financial statements, the Company has net loss of $987,707 for the six months ended September 30, 2010 and an accumulated deficit of $8,965,281 through September 30, 2010.  Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity of debt financing to be able to sustain profitability.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Company had no cash equivalents.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and six months ended September 30, 2010 and 2009, as the amounts are anti-dilutive.

New Accounting Pronouncements:

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not , or are believed by management to have a material impact on the Company’s present or future financial statements.

(3)           Notes Payable:

A summary of notes payable is as follows:
	September 30,	March 31,
	2010	2010
Notes payable - discontinued operations

Secured promissory notes, dated September 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010.	$148,241	$194,060

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	42,055	76,305

Notes included in liabilities from discontinued operations	$190,296	$270,365

Notes payable - current operations

Secured promissory notes, dated February 28, 2010 bearing interest at 12% per annum, payable in 180 days secured by transportation equipment	55,000	55,000

Long Term Debt

Secured promissory notes, dated January 23, 2010, to an investor bearing interest at 10% per annum, payable September 1, 2010, if unpaid, in 12 monthly payments through September 1, 2011.	300,000	225,000

Secured promissory notes, dated April 7, 2010 through April 30, 2010 to an investor bearing interest at 10% per annum, payable in 180 days, if unpaid in 12 monthly payments through October 2011.	100,000	-

Debt Discount	(227,471)
Notes payable net of unamortized discount	172,529	225,000

Less current maturities	(391,667)	(131,250)

Long term debt	$8,333	$93,750
Less long term amortization of discount	(4,360)	-
Long term debt net of unamortized discount	$3,973	$93,750

Years ending
2011	$3,973
Thereafter	--
$3,973

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

Interest expense incurred under debt obligations amounted to $169,391 and $84,719, for the six and three months ended September 30, 2010, respectively, including $128,529 and $65,423 in amortized debt discount for the six and three months ended September 30, 2010, respectively.

(4)           Commitments and Contingencies:

In the normal course of business, the Company is involved in various legal actions.  It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

The Company has filed a civil lawsuit in District Court Clark County, Nevada on April 23, 2010, whereby Las Vegas railway Express, Inc. is the Plaintiff and Romm Doulton, Elain Doulton, J Bruce Richardson, D2 Holdings, LLC and D2 Entertainment, LLC are the Defendants.  The court granted on June 2, 2010 and injunction against the defendants.  The case was filed because defamatory and false remarks were made by the Defendants about the Plaintiff and certain executives employed by the Plaintiff.  At this time, a trial date has not been set by the court.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133;  Accounting for Derivative Instruments and Hedging Activities .  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended September 30, 2010 and 2009, the Company had $15,888 and $15,888, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended September 30, 2010 and 2009.

At September 30, 2010, the Company had approximately $222,428 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended September 30, 2010 and 2009.

(6)           Equity:

Common Stock The Company is authorized to issue 200,000,000 shares of common stock.   There were 35,953,555 and 9,487,779 shares of common stock outstanding as of September 30, 2010 and 2009, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

 (7)            Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny.”  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of September 30, 2010 and March 31, 2010, the balance on the note was $52,157 and $78,236, respectively.  The indebtedness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

On November 23, 2010, the Company entered into an Asset Purchase Agreement with Las Vegas railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval, the Company acquired Las Vegas Railway Express for 20,000,000 share of the Company’s common stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining 16,000,000 shares are to be issued upon the completion of certain agreements, by and between the Company and the shareholders.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

As of September 30, 2010, Allegheny Nevada Holdings has a 9.86% beneficial ownership and Mr. Barron has a 6.51% beneficial ownership in the Company.

As of September 30, 2010, Mr. Barron has accrued wages of $91,925.37.

Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $27,917.13 at September 30, 2010.

As of September 30, 2010, Mr. Cosio Barron has accrued wages of $68,728.32.

(8)            Subsequent events:

On October 1, 2010, the Company retired $123,183 of the Pool Loan Portfolio from discontinued operations in exchange for 826,174 of the Company’s common stock.  The price of the stock from the current Private Placement Memorandum was used to determine the conversion ratio.

From October 1, 2010 through November 8, 2010, the Company issued 3,502,398 additional shares under the Private Placement Memorandum and exercising of attached warrants, raising $588,001.

During November 2010, the Company issued 553,416 shares of common stock for services rendered at the market price of $0.13 per share for a total of $71,944.08.  As of September 30, 2010, $51,213 of services had been performed and stock subscribed.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Las Vegas Railway Express, Inc., actual results may differ materially from those indicated by the forward- looking statements.

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

Description of Business

Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business development company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company has executed a Non Disclosure Agreement with AMTRAK which contains provisions for exclusivity for the Company to operate its proposed train service within the LA/Las Vegas corridor.  The Company has executed an agreement with Union Pacific whereupon the railroad company will provide certain logistical support and capacity analysis for the proposed service. Additionally, the Company has received the capacity planning model results from Burlington Northern Santa Fe which outlines the detailed route planning for the project’s operations on BNSF’s 140 miles of track. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date December 31, 2010. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Las Vegas Railway Express, Inc. to Las Vegas Railway Express, Inc.

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

Intellectual Property

None.

Employees

As of September 30, 2010, we had 7 full-time employees, of whom 3 were in administrative and 4 were in management. Dianne David-Barron, our Company's Manager of Station Development is the spouse of our Chief Executive Officer, Michael A. Barron.

Description of Property.

As of September 30, 2010, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,689.75.

Results of Operations -– Passenger Train Service

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

Revenue for adminstrative services, for the six months ended September 30, 2010, was $38,880, as compared to nil for the six months ended September 30, 2009, an increase of $38,880, as part of discontinued operations.  Revenue for adminstrative services, for the three months ended September 30, 2010, was $34,066, as compared to nil for the three months ended September 30, 2009, an increase of $34,066, as part of discontinued operations.

Selling, general and administrative, (SG&A), expenses were $4,006, for the six months ended September 30, 2010, as compared to $623,615 in operations for the six months ended September 30, 2009, a decrease of $619,609 or 99.4%.  For the three months ended September 30, 2010, SG&A were $3,356 compared to $479,214, a decrease of $475,858 or 99.3%.

Salary and payroll taxes were $0 for the six months ended September 30, 2010, as compared to $269,364 in operations for the six months ended September 30, 2009, a decrease of 100%.  For the three months ended September 30, 2010, salary and payroll taxes were $0 compared to $126,999, a decrease of 100%.

Income from discontinued operations was $34,874, for the six months ended September 30, 2010, as compared to a loss of ($987,647) in operations for the six months ended September 30, 2009.  For the three months ended September 30, 2010, income from discontinued operations was $30,709 compared to a loss of ($646,426).

Continuing Operations – Passenger Train Service

For the six and three months ended, September 30, 2010, there were no revenues associated with the railcar operations.    For the six and three months ended September 30, 2010, salary wages and payroll taxes were $324,276 and $183.388; selling general and administrative expenses were $153,052 and $48,846; professional fees were $375,862 and $184,438, and interest expense was $169,391 and $84,719, resulting in a net loss from operations of  $1,022,581 and $501,390, respectively.

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

LVRE is a development stage company with no revenues as of September 30, 2010. The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development.  The Company has executed a Non Disclosure Agreement with AMTRAK which contains provisions for exclusivity for the Company to operate its proposed train service within the LA/Las Vegas corridor.  The Company has executed an agreement with Union Pacific whereupon the railroad company will provide certain logistical support and capacity analysis for the proposed service. Additionally, the Company has received the capacity planning model results from Burlington Northern Santa Fe which outlines the detailed route planning for the project’s operations on BNSF’s 140 miles of track.

The Company Filed with the SEC to raise capital.  It raised $681,000 and $56,000.00 for the six and three months ended September 30, 2010.

Cash Flows

 Net cash used in operating activities for the six months ended September 30, 2010 was $804,012 as compared to net cash used in operating activities for the quarter ended September 30, 2009 of $18,406. Net cash used in operating activities for the three months ended September 30, 2010 was $418,300 as compared to net cash used in operating activities for the quarter ended September 30, 2009 of $4,299. The primary sources of cash used in operating activities for the six months ended September 30, 2010 was from net loss of $987,707 and payments made on discontinued operations debt of $193,599, net of amortization of debt discount of $128,529, stock issued for services of $137,963 and stock issued for compensation of $17,000, stock based compensation of $31,775, decrease in other current assets of $28,000, and increases in accounts payable and accrued expenses of $34,027.  In 2009, the net loss of $987,647 was offset by disposition of assets and liabilities of he discontinued operations of $969,241.  The primary sources of cash used in operating activities for the three months ended September 30, 2010 was from net loss of $470,681 and payments made on discontinued operations debt of $88,523, net of amortization of debt discount of $65,423, stock issued for services of $51,213 and stock based compensation of $15,887, and increases in accounts payable and accrued expenses of $8,351.  In 2009, the net loss of $646,426 was offset by disposition of assets and liabilities of he discontinued operations of $642,127.

Net cash provided by financing activities for the six months ended September 30, 2010 was $835,275, consisting primarily of proceeds from sale of stock of $681,000 and proceeds of notes payable of $175,000, net of payments made on notes payable related party of $20,725.  Net cash provided by financing activities for the three months ended September 30, 2010 was $56,000, consisting  of proceeds from sale of stock of $56,000.

Management currently believes that cash flows from equity investment and borrowings will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2011.

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

As of September 30, 2010, our officers and directors beneficially owned or controlled a total of 10,094,965 shares, or approximately 28.08% of our outstanding common stock.  If you purchase Shares covered by this Memorandum, you may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

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

The Company is reliant on securing certain agreements from AMTRAK and railroad companies

The company is in the process of securing Operating and Services Agreements with AMTRAK and the Class 1 railroad companies.  Failure to complete these agreements or on terms which would be unacceptable to the company, would result in the project objectives being severely curtailed. There is no assurance that the agreements will be forthcoming even though the company is in discussions with all relevant groups at this time.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2010, the Company issued shares of its common stock to the following:

●  174,380 shares issued to Rita Webber (PPM) for a total value of $26,000.00

●  167,673 shares issued to South Lake Capital LLC (Warrant) for a total value of $30,000.00

Item 3.  Default Upon Senior Securities

None

Item 4.  Other Information.

None

Item 5.  Exhibits.

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

Date: November 12, 2010	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer