Form 10-K/A
period 2010-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-02-17
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment 1)

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

Item 1.  Description of Business

Company Overview: Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business development company whose plan is to re-establish a conventional  passenger train service between the Las Vegas and Los Angeles metropolitan areas. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company is in discussions with AMTRAK and the Class 1 railroads seeking to secure rail services agreements. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date of late 2011. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

Las Vegas Railway Express, Inc., Liberty Capital Asset Management, Inc.  (the “Company”) was formed in March 9, 2007 as Corporate Outfitters, a development stage company on November 3, 2008 with a share exchange, asset purchase agreement The Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

CD Banc LLC was formed in 2003 as a Nevada limited liability corporation with the purpose of acquiring real estate assets and holding them for long-term appreciation.

Risk of Potential Competitors

Several competitors to the Company’s planned rail passenger service have created business plans which are competitive to ours. A Las Vegas-Los Angeles rail connection has been long-studied by a number of groups. These studies, three other rail projects have been proposed to serve the Las Vegas to Los Angeles travel market.

These projects are the:

California-Nevada Super-Speed Train. For over twenty years, this project has proposed using Magnetic Levitation (Maglev) technology to carry passengers between Southern California and Las Vegas, traveling at speeds of up to 300 mph. The 269-mile alignment would largely follow the I-15 Freeway. Station stops tentatively include Anaheim, Ontario, Victorville, Barstow, Primm, and Las Vegas (2). Travel time between Anaheim and Las Vegas via this service is estimated to be less than 90 minutes. Work on this project has been suspended at this time, though scoping for a program-level EIR/EIS and project-specific EIS for the segment between Las Vegas and Primm is new completion. There is continuing Nevada interest in providing an initial segment between Las Vegas and Primm.

The DesertXPress: A steel-wheel on steel rail high-speed rail service that would operate between Victorville, California, and Las Vegas, Nevada. Project proponents suggest that the service could either run within the median of Interstate I-15, or adjacent to it. This project is in preliminary discussions and an initial environmental review process is beginning shortly.

The Z Train:  Proposed to run on conventional rail between Las Vegas and Los Angeles. The service plan is similar to the X Train with the exception that its promoters indicate there would be mostly an up-scale orientation for passengers including book signings, wine tasting, and fine dining. No approvals have been granted to the Z Train at this time.

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

The following was reported by the Inspector of Elections that a total of 12,410,191 votes were cast, of which12,410,191 votes were cast in favor of:

The approval of the Asset Purchase Agreement between Liberty Capital Asset Management, Inc. and Las VegasRailway Express;

To amend the Articles of Incorporation to effect a name change from Liberty Capital Asset Management, Inc. toLas Vegas Railway Express;

To amend the By-Laws of the Corporation changing the corporation’s primary business;

To approve the amendment to the Articles of Incorporation to increase the authorized common Stock from75,000,000 to 200,000,000.

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

Item 7.    Management’s Discussion and Analysis or Plan of Operations (continued)

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

Results of Operations

Discontinued Operations – Loan Portfolio

As discussed in Note 1,  prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned its prior business. Accordingly, the assets liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. Prior to this decision, the loan business represented substantially all of the Company’s operating revenue. (See footnote 12.)

On May 14, 2010, in conversation with regulators, the Company determined that its policy with respect to its recognition of revenue and impairment related to its acquired loan portfolio was not in accordance with the guidance for the acquisitions of loans and loan portfolios with evidence of credit deterioration. The company had been reporting asset liquidation revenue and offsetting the carrying value of the loans for the disposition of loans from the loan portfolio.   After having an outside specialist analyze the portfolio, management of the Company has determined the loans in the portfolio should be accounted for using the cost recovery method proscribed by ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (See Note 3) . Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.  Based on the recovery method, the Company had not collected revenues in excess of the initial acquisition costs of the loan portfolios; therefore, no revenues should have been reported in any of the previous reporting periods.

Based on the change in revenue recognition, the Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.  See footnote 13.

Revenue for adminstrative services, for the year ended March 31, 2010, was $0, as compared to $69,750 for the year ended March 31, 2009, a decrease of $69,750.  For the year ended March 31, 2008, revenue for administrative services was $13,269, a decrease of $56,480.

Item 7.    Management’s Discussion and Analysis or Plan of Operations (continued)

Selling, General and Administrative, (SG&A), expenses were $729,298.62, for the year ended March 31, 2010, as compared to $1,116,494 for the year ended March 31, 2009, an decrease of $387,195 or 53%. This was primarily due to significant decreases in office, travel and medical insurance expenses.  For the year ended March 31, 2009, there was an increase of $448,609, or 40%, as compared to the March 31, 2008 amount $667,885.

Salary and payroll taxes were $814,362 for the year ended March 31, 2010 as compared to $1,236,284 for the year ended  March 31, 2009, a decrease of $421,922 or 34% due to the decrease in operating activities as the Company re-evaluated its operations and changed the focus of its business plan.   For the year ended March 31, 2009, there was an increase of $555,625, or 82%, as compared to the March 31, 2008 amount $680,658.

Professional fees were $752,552 (including expenses from discontinued operations) compared to $162,593, a increase of $589,957 or 362.8%.  This was due to the expenses required for the change in business operations and acquisition of Las Vegas Railway Express.  For the year ended March 31, 2009, there was an decrease of  $206,525 or 56% as operations were implemented in 2008 with startup costs.

Interest expense was $32,143, $46,768 and $0 for the year ended March 31, 2010, 2009 and 2008, respectively.   The interest fluctuations is related to the Company’s borrowing.

Other expenses in relation to the discontinued operations were the following; disposal of fixed assets of $210,231, receivable losses of $653,897, write down of investment of $566,326 and gain on extinguishment of debt of $142,963.

Loss from operations was $828,915, for the year ended March 31, 2010 as compared to loss of $2,518,667 for the year ended March 31, 2009, a decrease of 1,689,752 or 67%.  For the year ended March 31, 2009, there was an increase of $773,016, as compared to the March 31, 2008 amount $1,745,651. Net loss for the year ended March 31, 2010 was $3,700,430, as compared to net loss of $2,565,435 for the year ended March 31, 2009, a increase of $1,134,995, or 44.2%.  For the year ended March 31, 2009, there was an increase of $819,784, or 47%, as compared to the March 31, 2008 amount of $1,456,501.

Continuing Operations – Railway Passenger Train Service

For the year ended, March 31, 2010, there were no revenues associated with the railcar operations.    Salary, wages and payroll taxes were $329,291, Selling General and Administrative expenses were $65,961, professional fees were $432,934, depreciation expense was $728 and interest expense was $9,167, resulting in a net loss of $838,081.

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

Discontinued Operations - Mortgage Loans

A key component to the Company’s business plan for growth was the attraction of new investment partners to provide capital such that new pools of toxic assets may be purchased.  As investor confidence began to wane during 2008, the capital markets which the Company depended upon to supply it with new capital for acquisitions began to dry up. Hedge Funds are traditional resources for capital asset firms such as Liberty to source for investment capital to acquire new assets at a discount and then restore those assets to a more valuable status and thus a potential for profit for the company.

It is the company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions, massive government bailouts and restructuring of others such as AIG, together with harsh government regulations for mortgage holders, has led to the operating environment where the original business model for Liberty was not very attractive in the public markets.

Item 7.    Management’s Discussion and Analysis or Plan of Operations (continued)

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

Net cash provided by financing activities for the year ended March 31, 2010 was $708,392, consisting primarily of net proceeds of notes payable of $44,850, net proceeds of notes payable related party of $24,125, warrant issued for debt of $160,000, and stock issued for reduction of debt for $247,667.

Net cash provided by financing activities for the year ended March 31, 2009 was $824,374, consisting primarily of net proceeds of notes payable of $356,028, net proceeds of notes payable related party of $192,236, reverse merger deficit in excess of capital of $1,426 AND stock issued for cash of $277,536.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

The Company has Changed its Primary Business and has No Operating History with its new Business Model and Consequently Face Significant Risks and Uncertainties.

The Company has changed its business model from financing services to transportation services which is a start up venture and has no operating history.  As a result of no operating history in the current business environment, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing and operations departments.

We Have a Limited Operating History and Consequently Face Significant Risks and Uncertainties.

As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing and operations departments.

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

Trademarks and other proprietary rights, if any, are important to our success and our competitive position.  Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights.  We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties.

A large percentage of our stock is owned by relatively few people, including officers and directors.

As of May 3, 2010, our officers and directors beneficially owned or controlled a total of 9,582,822 shares, or approximately 32.5% of our outstanding common stock.  If an investors acquires shares they may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
July 14, 2010, except Notes 12 and 13 dated February 15, 2011

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,	March 31,
	2010	2009	2008
ASSETS:		(restated)	(restated)
Current assets:
Cash	$5,871	$20,304	$34,210
Other current assets	50,000	42,074	37,485
Loan receivable	-	775,820	229,579
Mortgage loan portfolio	-	987,355	2,886,004
Assets to be disposed of, current	-	-	-
Total current assets	55,871	1,825,553	3,187,278

Property and equipment, net	59,272	261,914	331,462

Other assets:
Goodwill	843,697	-	-
Total other assets	843,697	-	-

TOTAL ASSETS	$958,840	$2,087,467	$3,518,740

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$21,633	$478,172	$248,905
Stock subscription payable	800,000	-	-
Notes payable	280,000	356,028	-
Notes payable related party	20,725	192,236	-
Liabilities to be disposed of , current	1,381,402	-	-
Total current liabilities	2,503,760	1,026,436	248,905

TOTAL LIABILITIES	2,503,760	1,026,436	248,905

Stockholders' equity (deficit):
Common stock , $0.0001 par value, 200,000,000 shares
authorized and 22,889,686, 8,577,779 and 0 shares
issued and outstanding March 31, 2010, March 31, 2009
and March 31, 2008, respectively	2,289	858	-
Additional paid in capital	6,464,307	5,371,259	5,015,485
Accumulated deficit	(8,011,516)	(4,311,086)	(1,745,651)
Total stockholders' equity (deficit)	(1,544,920)	1,061,031	3,269,834
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$958,840	$2,087,467	$3,518,740

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	March 31,	March 31,	March 31,
	2010	2009	2008
		(restated)	(restated)

Revenues:
Revenue	$-	$69,750	$13,269

Cost of Sales	-	-	-

Gross Profit	-	69,750	13,269

Expenses:
Salary & wages & payroll taxes	329,291	1,236,284	680,659
Selling, general and administrative	65,961	1,116,494	667,885
Professional fees	432,934	162,593	369,118
Depreciation expense	728	73,046	41,258
Total expenses	828,916	2,588,417	1,758,920

Income (loss) from operations	(828,916)	(2,518,667)	(1,745,651)

Other (expense) income
Interest expense	(9,167)	(46,768)	-
Total other (expense) income	(9,167)	(46,768)	-

Net (loss) income from continuing operations	(838,081)	(2,565,435)	(1,745,651)

Discontinued operations:
Loss from discontinued operations	(2,862,349)	-	-
Total discontinued operations	(2,862,349)	-	-

Net loss	$(3,700,430)	$(2,565,435)	$(1,745,651)

Earnings loss per share, from contining operations	$(0.06)	$(0.39)	$(0.81)
Earnings loss per share, from discontining operations	$(0.21)	$-	$-
Earnings loss per share	$(0.27)	$(0.39)	$(0.81)

Weighted average number of common shares
outstanding, basic and diluted	13,484,333	6,501,650	2,156,284

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	March 31,	March 31,	March 31,
	2010	2009	2008
		(restated)	(restated)
Cash flows from operating activities:
Net loss	$(3,700,430)	$(2,565,435)	$(1,745,651)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	728	73,046	41,258
Warrrant issued for debt	160,000	-	-
Stock issued for services	331,400	-	-
Stock issued for compensation	274,890	-	-
Stock based compensation non cash	80,522	80,522	-
Changes in operating assets and liabilities:
Assets of discontinued operations	2,087,467	-	-
(Increase) decrease in loan receivable	-	(546,241)	(229,579)
(Increase) decrease in loan portfolio	-	1,898,649	2,129,482
(Increase) decrease in goodwill associated with asset purchase	(843,697)	-	-
(Increase) decrease in other current assets	(50,000)	(4,589)	(37,485)
Liabilities of discontinued operations, net	602,634	-	-
Increase (decrease) in stock subscription payable	800,000	-	-
Increase (decrease) in accounts payable and accrued expenses	1,329	229,267	248,905
Net cash (used in) provided by operating activities	(255,158)	(834,781)	406,929

Cash flows from investing activities:
Purchase of fixed assets	(60,000)	(3,498)	(372,719)
Net cash used in investing activities	(60,000)	(3,498)	(372,719)

Cash flows from financing activities:
Proceeds of notes payable	280,000	382,000	-
Payments from notes payable	-	(25,972)	-
Proceeds for related notes payable	44,850	415,508	-
Payments for related notes payable	(24,125)	(223,272)	-
Reverse merger defecit in excess of capital	-	(1,426)	-
Stock issued for cash	-	277,536	-
Net cash provided by (used in) financing activities	300,725	824,374	-

Net increase (decrease) in cash and cash equivalents	(14,433)	(13,905)	34,210

Cash and cash equivalents, beginning of period	$20,304	$34,210	$-
Cash and cash equivalents, end of period	$5,871	$20,304	$34,210
Supplemental disclosure of cash flow information
Interest paid	$2,500	$19,042	$-
Supplemental Schedule of Non-cash Investing and Financing Activities:
Warrant issued for debt	$160,000	$-	$-
Stock issued for reduction of debt	$247,667	$-	$-
Acquisition of loan pool	$-	$-	$5,015,485

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

					Additional
	Common Stock			Subscriptions	Paid in	Accumulated
	Shares	Amount	Warrants	Receivable	Capital	Deficit	Total
Balance July 1, 2007	-	$-	-	$-	$-	$-	$-
Initial capitalization	-	-		(500,000)	500,000	-	-
Asset purchase	-	-	-	-	5,015,485	-	5,015,485
Cancellation of initial subscription receivable	-	-		500,000	(500,000)	-	-
HCI acquisition	-	-		-	(1,586,877)	-	(1,586,877)
Rescind HCI acquisition	-	-		-	1,586,877	-	1,586,877
Net loss	-	-	-	-	-	(1,745,651)	(1,745,651)

Balance March 31, 2008 -restated	-	-	-	-	5,015,485	(1,745,651)	3,269,834

Merger with Corporate Outfitters	7,906,350	791	2,853,171	-	105,209	(107,426)	(1,426)
To zero out Corporate Outfitters' deficit	-	-	-	-	(107,426)	107,426	-
Stock issuance at $0.35	571,429	57	-	-	222,479	-	222,536
Stock issuance at $0.55	100,000	10	-	-	54,990	-	55,000
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Net Loss	-	-	-	-	-	(2,565,435)	(2,565,435)

Balance March 31, 2009 - restated	8,577,779	$858	2,853,171	$-	$5,371,259	$(4,311,086)	$1,061,031

Stock issued for services	2,710,000	271	-	-	331,129	-	331,400
Stock issued for compensation	2,963,000	296	-	-	274,594	-	274,890
Stock issued for debt	7,838,907	784	-	-	246,883	-	247,667
Warrant issued for debt	800,000	80	-	-	159,920	-	160,000
Cancellation of warrants	-	-	(2,853,171)
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Net loss	-	-	-	-	-	(3,700,430)	(3,700,430)

Balance March 31, 2010	22,889,686	$2,289	-	$-	$6,464,307	$(8,011,516)	(1,544,920)

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $3,700,430 for the year ended March 31, 2010. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to sustain profitability.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. The Company adopted the cost recovery method for its loan portfolio due to the economic downturn and significant deterioration of the mortgage industry, causing an inability to reasonably determine the probability of collecting against any of the portfolios acquired to date or reasonably estimate the amount of funds collected there from. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above.  The Company has performed  an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The carrying value of the portfolio of loans accounted for under the cost-recovery method approximated $987,355 at March 31, 2009 and $2.9 million of loans at March 31, 2008.  The Company discontinued its operations in regards to its mortgage loan business on January 21, 2010..

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

Revenue and Cost Recognition:

In accounting for this portfolio of loans, the Company follows the guidance of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” in acquisitions of loans and loan portfolios with evidence of credit deterioration. This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to deterioration in credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope

Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above, see “Loans”.

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.  The amounts shown for notes payable approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

 The mortgage loan portfolio we report at fair value in our consolidated financial statements fall within the Level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace or that can be derived from observable market data compared with instruments with similar characteristics.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

In the absence of such information or if we are not able to corroborate these prices by other available relevant market information, we estimate their fair values by using internal calculations or discounted cash flow techniques that incorporate prepayment rates, discount rates and delinquency and default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because this valuation technique relies on significant unobservable inputs, the fair value estimation is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

New Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

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

(3)           Mortgage Loan Portfolio:

As described in Note 2, the Company follows the guidance of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  In December 2007, the Company acquired a portfolio of 4,466 mortgage loans with a unpaid principal balance of $17.1 million in exchange for the issuance of 2,900,000 shares of common stock and a warrant to purchase 2,853,171 shares of common stock at an exercise price of $1.50 per share.  As the fair value of transaction was based on the fair value of the portfolio acquired which was $5,015,485, resulting in a purchase cost of 29% of the unpaid principal.  ASC 505-50-30-6 “Equity Based Payments to Non-Employees” states “If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.”

At the time of the transaction with South Lake Capital, the Company was a private enterprise with no market price for its stock or history to determine valuation of the warrants.  The agreement required the Company registering shares under the Securities and Exchange Act or completing a reverse merger with a shell company in order to register the South Lake Capital owned shares.  The Company determined under ASC 505-50-30-6 that the valuation of the consideration was more reliably measurable at the initial measurement date of December 31, 2007 and used that valuation for the shares.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

A summary of the loans on non-accrual status is as follows:

	March 31, 2010		March 31, 2009		March 31, 2008
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance

Mortgage loans on real estate on non-accrual status:
Multi family residential performing	$-	$1,227,300	$987,355	$12,385,968	$2,886,004	$14,299,876

			-	-	-	-

Total loans on non-accrual status	$-	$1,227,300	$987,355	$12,385,968	$2,886,004	$14,299,876

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

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

(5)           Notes payable:

A summary of notes payable is as follows:

	March 31,	March 31,	March 31,
	2010	2009	2008

Secured promissory notes, dated June 25, 2008, to two	$194,060	$356,028	$-
investors, bearing interest at 10% per annum, payable
September 1, 2010.

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
$495,365

Interest expense incurred under debt obligations amounted to$9,167, $46,768 and $0, for the year ended March 31, 2010, 2009 and 2008.

(6)           Commitments and Contingencies:

Operating Leases

The Company leases its facilities that expire through the year 2013.  These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending March 31,
2011	$67,200
2012	67,200
2013	67,200

Thereafter	--
201,600

Rental expense under operating leases for the year ended March 31, 2010, 2009 and 2008 was $82,843, $104,163 and $31,962, respectively.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the years ended March 31, 2010, 2009 and 2008, the Company had $80,522, $80,522 and $0, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation of 40%, 20% and 0% for the years ended March 31, 2010, 2009 and 2008.

At March 31, 2010, the Company had approximately $241,568 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the years ended March 31, 2010, 2009 and 2008.  (See footnote 9)

(8)           Equity:

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

Warrants As of March 31, 2010, 2009 and 2008, there are warrants outstanding to purchase a total of 0, 2,853,175, 2,853,175 shares of our common stock, respectively.  These warrants were granted in conjunction with the loan pool purchase on December 31, 2007 and are valued as part of the acquisition. The warrants may be exercised at price of $1.50 and expire on November 1, 2013.  In December 2009, the warrants were cancelled in conjunction with the decision to discontinue the mortgage loan pool operations.  In accordance with ASC 718-20-35-9 “Compensation – Stock Compensation”, the cancellation of the 2,853,175 warrants without a replacement award or other valuable consideration is treated as a repurchase without consideration.  All value had been recognized at the grant date; therefore, no value is expensed at the cancellation date.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

(9)           Stock Option Plan:

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) effective December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2010, 2009 and 2008, the Company has 2,000,000, 2,000,000 and 0 outstanding employee stock options, respectively.  In December 2009, the options were cancelled with the discontinuance of the mortgage loan pool operations.  Effective January 1, 2010, the options were re-affirmed with the same rights and terms as originally issued.  The re-affirmation was treated as a modification of the original options.  As the terms and conditions remained the same, the recognition of expense was recorded in accordance with the original terms of the options.

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

The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for an estimated 5 year term ; risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (51%), the market value of the Company’s stock on grant date was $0.45.

For the years ended March 31, 2010, 2009 and 2008, the Company had $80,522, $80,522 and $0, respectively, associated with the options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested 40%, 20% and 0% for the years ended March 31, 2010, 2009 and 2008.

At March 31, 2010, the Company had approximately $241,568 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the years ended March 31, 2010, 2009 and 2008.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

As of March 31, 2010, Mr. Barron has accrued wages of $118,500.

Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.
On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $43,354 on March 31, 2010.

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

The following table summarizes results from discontinued operations for the year ended March 31, 2010:

	March 31,	March 31,
	2010	2009
		(Restated)

Revenue	46,943	69,750
Cost of Sales	-	-
Gross Profit	46,943	69,750
Expenses:
Salary & wages & payroll taxes	485,071	1,219,313
Selling, general and administrative	729,299	1,116,494
Professional fees	319,616	162,593
Depreciation expense	55,673	73,046
Total expenses	1,589,659	2,571,446
Income (loss) from operations	(1,542,716)	(2,501,696)
Other (expense) income
Interest expense	(32,143)	(46,768)
Loss on asset disposal	(210,231)	-
Gain on extinguishment of debt	142,963	-
Loan receivable loss	(653,897)
Write down of investment	(566,326)	-
Total other (expense) income	(1,319,633)	(46,768)
Net loss	(2,862,349)	(2,548,464)

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

The following table summarizes assets and liabilities classified as discontinued operations

March 31,
2010

Cash	-
Other current assets	-
Loans	-
Property and equipment, net	-
Assets to be disposed of, current	-

Accounts payable and accrued expenses	956,954
Notes payable	270,365
Notes payable related party	154,084
Liabilities to be disposed of , current	1,381,402

(13)	Restatement of Previously Issued Financial Statements:

The Company concluded on May 14, 2010, to restate the Company’s audited consolidated financial statements as of March 31, 2009 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the mortgage loan portfolio accumulated deficit and its compensation for the issuance of warrants.

Events Causing the Restatement

On May 14, 2010, in conversation with regulators, the Company determined that its policy with respect to its recognition of revenue and impairment related to its acquired loan portfolio was not in accordance with the guidance for the acquisitions of loans and loan portfolios with evidence of credit deterioration. The Company had been reporting asset liquidation revenue and offsetting the carrying value of the loans for the disposition of loans from the loan portfolio.   After having an outside specialist analyze the portfolio, management of the Company has determined the loans in the portfolio should be accounted for using the cost recovery method proscribed by ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (See Note 3) . Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.  Based on the recovery method, the Company had not collected revenues in excess of the initial acquisition costs of the loan portfolios; therefore, no revenues should have been reported in any of the previous reporting periods.

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

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

	March 31, 2009		March 31, 2008
	As Reported	As Restated	As Reported	As Restated
Balance sheets
Loans	4,494,598	987,355	3,944,275	2,886,044
Additional paid in capital	5,290,737	5,354,288	5,015,485	5,015,485
Accumulated deficit	(723,321)	(4,311,086)	(687,380)	(1,745,651)

	March 31, 2009		March 31, 2008
	As Reported	As Restated	As Reported	As Restated
Statement of Operations
Revenue	$2,765,002	$69,750	$2,142,750	$13,269
Cost of Sales	259,336	-	375,468	-
Stock based compensation expense	-	80,522	-	-
Write down of investment	246,180	-	1,167,266	-

Impacts on the Quarterly Consolidated Financial Statements

The Company also restated the quarterly consolidated financial statements for each of the quarters in fiscal year 2010 on the following pages in this annual report on Form 10-K, in lieu of separately amending each Form 10-Q for the respective quarters in fiscal year 2010.

Balance Sheets

	As Reported	Adjustment	As Restated
For the three months ended June 30, 2009
Loan receivable	758,804	(758,804)	-
Loans	4,494,598	(3,050,557)	1,444,041
Additional paid in capital	5,313,157	63,616	5,376,773
Accumulated deficit, current period	(39,299)	(281,026)	(320,325)
Retained Earnings	(723,321)	(3,587,765)	(4,311,086)

For the six months ended September 30, 2009
Loan receivable	653,897	(653,897)	-
Loans	3,262,868	(2,005,734)	1,257,134
Additional paid in capital	5,382,046	63,551	5,445,597
Accumulated deficit, current period	(1,835,245)	847,598	(987,647)
Retained Earnings	(723,321)	(3,587,765)	(4,311,086)

For the nine months ended December 31, 2009
Loan receivable	653,897	(653,897)	-
Loans	3,262,868	(2,041,866)	1,221,002
Additional paid in capital	5,779,746	(79,412)	5,700,334
Accumulated deficit, current period	(2,271,660)	954,443	(1,317,217)
Retained Earnings	(723,321)	(3,587,765)	(4,311,086)

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

Statement of Operations

	As Reported	Adjustment	As Restated

For the three months ended June 30, 2009
Revenue	302,118	(302,118)	-
Cost of Sales	18,207	(18,207)	-
Net (loss)	(39,299)	(301,922)	(341,221)

For the three months ended Septembe 30, 2009
Revenue	173,252	(173,252)	-
Cost of Sales	95,536	(95,536)	-
Write down of investment	(1,231,730)	1,231,730	-
Net (loss)	(1,796,156)	1,149,730	(646,426)

For the three months ended December 31, 2009
Revenue	36,132	(36,132)	-
Net (loss)	(430,000)	(42,533)	(472,533)

(14)	Subsequent Event

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

On May 15, 2010, the Company through a private placement memorandum, issued 4.2 million shares of the Company‘s common stock for a total of $625,000.

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to issuance of the Company’s March 31, 2009 financial statements the Company’s management identified an error related to 1) its recognition of revenue and impairment related to its acquired mortgage loan portfolio and 2) its accounting for compensation relating to the issuance of warrants. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected the carrying value of the mortgage loan portfolio and accumulated deficit. See Note (3) – Mortgage Loan portfolio and Note (13) – Restatement of Previously Issued Financial Statements.

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Michael Barron –  2 reports, 2 transactions; Joseph Cosio Barron -- 2 reports, 2 transactions; Theresa Carlise -- 1 report, 1 transaction;

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Delaware General Corporation Law. We expect to continue to enter into agreements to indemnify our directors and officers as determined by our Board of Directors. These agreements provide for indemnification of related expenses including attorneys' fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract any retain qualified persons as directors and officers.

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

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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

(5)
Includes options to purchase 200,000 common shares, which the beneficial owner has the right to acquire within 60 days, as well as shares owned by CBS Consultants Inc., of which Mr. Cosio-Barron, is a principal.

(6)	The address is 4 Richland Place, Pasedena, CA 91103

(7)	The address is 4328 w. Hiawatha Drive, Spokane, WA 99208.

(8)	The address is 2470 St. Rose Parkway, Suite 314, Henderson, NV 89074

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
FOR THE YEARS ENDED MARCH 31, 2010, MARCH 31 2009 AND MARCH 31, 2008

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
● Consolidated Balance Sheets as of March 31, 2010, March 31, 2009 and March 31, 2008.

● Consolidated Statements of Operations for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

● Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

● Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

● Notes to Consolidated Financial Statements.

● Report of Independent Registered Public Accounting Firm.

(3)   Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007).
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007).
3.4A	Amended By-Laws of the Registrant dated November 3, 2008
3.4B	Amended Articles of Incorporation
3.5	Amended Articles of Incorporation as dated March 19, 2010.
3.6	Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express.
3.7	Amended Articles of Incorporation as dated April 19, 2010.
3.8	Amended By-Laws of the Registrant
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

By :/s/ Michael A. Barron	July 14, 2010
Chief Executive Officer
(Principal Executive)

By: /s/Theresa Carlise	July 14, 2010
Chief Financial Officer
(Principal Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Michael A. Barron	February 16, 2011
Chief Executive Officer
(Principal Executive)

By: /s/John M Zilliken	February 16, 2011
Chief Financial Officer
(Principal Accounting Officer)