Form 10-Q
period 2010-12-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-02-22
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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
Yes [   ] No [ X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTCBB on December 31, 2010 was $5,333,079.31

Number of outstanding shares of common stock as of December 31, 2010 was 41,023,687.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [ X ]

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
ASSETS:	(unaudited)
Current assets:
Cash	$240,963	$5,871
Other current assets	22,000	50,000
Total current assets	262,693	55,871

Property and equipment, net	59,272	59,272

Other assets:
Good will	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$1,165,933	$958,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities:
Current maturities notes payable	$-	$131,250
Less current unamortized discount	-	-
Current maturities of long-term debt less unamortized discount	-	131,250
Short term note payable	50,000	55,000
Accounts payable and accrued expenses	29,252	21.633
Notes payable related party	-	20,725
Stock subscription payable	640,000	800,000
Liabilities to be disposed of, current	923,683	1,381,402
Total current liabilities	1,642,935	2,410,010

Long-term debt:
Principle amount of notes payable	-	93,750
Less unamortized discount	-	-
Long-term debt less unamortized discount	-	93,750

TOTAL LIABILITIES	1,642,935	2,503,760

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001, 200,000,000 shares authorized,
41,023,687 and 22,889,686 issued and outstanding, as of
December 31, 2010 and March 31, 2010, respectively	4,102	2,289
Additional paid-in capital	8,655,513	6,464,307
Accumulated earnings	(9,136,618)	(8,011,516)
Total stockholders' deficit	(477,002)	(1,544,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,165,933	$958,840

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenues:	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses:
Compensation and payroll taxes	220,366	-	544,642	-
Selling, general and administrative	31,677	-	184,728	-
Professional fees	81,663	-	457,526	-
Depreciation expense	-	-	-	-
Total expenses	333,706	-	1,186,896	-

Loss from continuing operations		-		-

Other (expense) income
Interest expense	(48,706)	-	(198,116)	-
Gain on extinguishment of debt	238,374		238,374
Total other (expense)	189,668	-	40,258	-

Net loss from continuing operations	(144,038)	-	(1,146,638)	-

Discontinued operations:
Income from discontinued operations	6,644	(472.533)	21,536	(1,460,180)
Total discontinued operations	6,644	(472,533)	21,536	(1,460,180)

Net loss	$(137,394)	$(472,533)	$(1,125,101)	$(1,460,180)

Net (loss) per share basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.14)

Weighted average number of common shares
shares outstanding, basic and diluted	39,909,498	16,149,453	35078,671	10,570,712

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$(1,125,101)	$(1,460,180)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	-
Amortization of debt discount	166,930	-
Gain on extinguishment of debt	(238,374)
Stock issued for services	231,083	528,800
Stock issued for compensation	17,000
Stock issued for compensation, non-cash	60,391
Changes in operating assets and liabilities:
(Increase) decrease in assets of discontinued operations	-	635,930
(Increase) decrease in other current assets	28,000	-
Increase (decrease) in liabilities of discontinued operations, net	(303,287)	314,894
Increase (decrease) in accounts payable and accrued expenses	(19,825)	-
Net cash (used in) operating activities	(1,183,183)	(19.,444)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	175,000	-
Payments on notes payable	(5,000)	-
Payments for related notes payable	(20,725)	-
Proceeds from issuance of common stock.	1,269,000	-
Net cash provided by financing activities	1,418,275	-

Net increase (decrease) in cash and cash equivalents	235,092	(19,444)

Cash and cash equivalents, beginning of period	$5,871	$20,304
Cash and cash equivalents, end of period	$240,963	$859

Supplemental disclosure of cash flow information
Interest paid	$27,726	$46,308
Stock issued for debt	$154,433	$-
Subscribed stock issued from Asset Purchase Agreement	$160,000	$-

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Organization and Basis of Presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Significant accounting polices disclosed therein have not changed except as noted below.  Operating results of the periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  As used in these Notes to the Condensed Consolidated Financial Statements, the terms the “Company,” “we,” “us,” “our,” and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries.  Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both period December 31, 2010 and 2009.

Business Overview

Las Vegas Railway Express, Inc. was formed March 9, 2007 as Corporate Outfitters, a development stage company.  On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company  for all assets of CD Banc LLC, in contemplation of the company going public via a reverse merger into a publicly trading corporation.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as going concern.  As shown in the accompanying financial statements, the Company has net loss of $1,125,101 for the nine months ended December 31, 2010 and an accumulated deficit of $9,102,676 through December 31, 2010.  Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity of debt financing to be able to sustain profitability.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Company had no cash equivalents.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and nine months ended December 31, 2010 and 2009, as the amounts are anti-dilutive.

New Accounting Pronouncements:

There are no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC that are believed by management, to have a material impact on the Company’s present or future financial statements.

 Restatement

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

Subsequent to issuance of the Company’s March 31, 2010 financial statements, the Company’s management concluded that the compensation relating to the issuance of warrants were computed with erroneous variables.  As a result, the Company has restated those amounts on an amended Form 10-K/A filed with the Securities and Exchange Commission to correct errors in the previously reported amounts.

(3)           Notes Payable:

A summary of notes payable is as follows:
	December 31,	March 31,
	2010	2010
Notes payable - discontinued operations

Secured promissory notes, dated September 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010.	$133,417	$194,060

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	27,056	76,305

Notes included in liabilities from discontinued operations	$160,473	$270,365

Notes payable - current operations

Secured promissory notes, dated February 28, 2010 bearing interest at 12% per annum, payable in 180 days secured by transportation equipment	50,000	55,000

Long Term Debt

Secured promissory notes, dated January 23, 2010, to an investor bearing interest at 10% per annum, payable September 1, 2010, if unpaid, in 12 monthly payments through September 1, 2011.	-	225,000

Secured promissory notes, dated April 7, 2010 through April 30, 2010 to an investor bearing interest at 10% per annum, payable in 180 days, if unpaid in 12 monthly payments through October 2011.	-	-

Debt Discount	-
Notes payable net of unamortized discount	-	225,000

Less current maturities	-	(131,250)

Long term debt	$-	$93,750
Less long term amortization of discount	-	-
Long term debt net of unamortized discount	$-	$93,750
Short term financing included warrants to acquire stock at prices below the market value of the shares at time of vesting.  The Company accounts for debt with detachable warrants in accordance with ASC 470: Debt and determined the fair value to be ascribed to the detachable warrants issued with the notes payable utilizing the Black-Scholes method.  The warrants were vested in accordance with the note terms and recorded against the debt as a debt discount.  The discount is amortized over the longest potential life of the notes.  The unamortized discount, if any, upon repayment of the notes, will be expensed to financing costs.

The Company received notice of default on the secured promissory notes for the $400,000 included in long term debt.  On November 23, 2010, the lenders foreclosed on the notes and received collateral in exchange for release from the promissory notes and accrued interest.  The Company surrendered the active mortgage notes that remained from the discontinued operations in satisfaction of the loans.  Under ASC470-40 “Debt, Modifications and Extinguishments,” the difference between the reacquisition of the notes and the net carrying amount of the extinguished debt is recognized currently as a gain identified in a separate item in the Statement of Operations.  The Company recognized a $238,374 gain on the extinguishment of the debt, debt discount, and associated accrued interest.

Interest expense incurred under debt obligations amounted to $198,116 and $48,706, for the nine and three months ended December 31, 2010, respectively, including $166,930 and $38,401 in amortized debt discount for the nine and three months ended December 31, 2010, respectively.

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

(5)           Derivative Instruments:

The Company accounts for debt with embedded conversion features and warrant issues in accordance with ASC 470: Debt.   Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital.  The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.  Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture.  The unamortized discount, if any, upon the conversion of the debentures, is expensed to financing cost on a pro rata basis.

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133;   Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the nine months ended December 31, 2010 and 2009, the Company had $60,391 and $60,391, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended December 31, 2010 and 2009.

On December 31, 2010, the Company had approximately $181,177 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended December 31, 2010 and 2009.

 (6)           Equity:

Common Stock:  The Company is authorized to issue 200,000,000 shares of common stock.  There were 41,023,687 and 22,889,686 shares of common stock outstanding as of December 31, 2010 and March 31, 2010, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

On October 1, 2010, the Company retired $123,183 of the Pool Loan Portfolio from discontinued operations in exchange for 826,174 of the Company’s common stock.  The price of the stock from the current Private Placement Memorandum was used to determine the conversion ratio.

During the nine months ended December 31, 2010, the Company issued 2,400,000 shares of its common stock for warrants issued with long term debt.

During the nine months ended December 31, 2010, the Company issued, in a private placement, 8,049,411 shares of its common stock, for a total of $1,269,000.

During the nine months ended December 31, 2010, the Company issued 2,133,416 shares of its common stock for consulting services totaling $232,194.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the nine months ended December 31, 2010, the Company issued 100,000 shares of its common stock  as compensation of employees of $17,000.  The fair value of the employee services was determined by the closing price of the stock on date of issuance.

During the nine months ended December 31, 2010, the Company issued 625,000 shares of its common stock in lieu of debt of $31,250.

The Company issued 4,000,000 shares of its common stock as part of its Asset Purchase Agreement in the acquisition of railway assets.  Stock is issued upon the completion of certain agreements by and between the Company.  Specific contracts had been agreed upon to allow issuance for the 4,000,000 shares of the Company’s stock on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

(7)            Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny.”  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of December 31, 2010 and March 31, 2010, the balance on the note was $45,638 and $78,236, respectively.  The indebtedness bears interest at 12% per annum and is secured by substantially all the assets of the corporation.

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

As of December 31, 2010, Allegheny Nevada Holdings has a 8.64% beneficial ownership and Mr. Barron has a 5.22% beneficial ownership in the Company.

As of December 31, 2010, Mr. Barron has accrued wages of $65,184.73.

Joseph Cosio Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share, resulting in a balance of $24,304. at December 31, 2010.

As of December 31, 2010, Mr. Cosio Barron has accrued wages of $48,720.44.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. There can be no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's products and services, the Company's ability to expand its customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Description of Business

Las Vegas Railway Express, Inc., a publicly traded Delaware Corporation, is a business development stage company whose plan is to re-establish a conventional passenger rail train service between the Las Vegas and Los Angeles metropolitan areas.  The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:00 hours. The Company has an executed agreement with AMTRAK to secure rail services. The Company has negotiated the procurement of bi-level railcars needed for its train consists. The planned service is targeting a start date of early 2012. The Company has also entered into a feasibility and capacity planning agreement with Union Pacific Railroad. Burlington Northern Santa Fe has completed its feasibility and capacity planning study on behalf of the company. The Company has entered into a Memorandum of Understanding with the owners of the Plaza Hotel for use of a segment of their property as a passenger railway station in Las Vegas.

Las Vegas Railway Express, Inc. (the “Company”) was formed in March 9, 2007 as a development stage company.

The company is currently traded on the OTCBB under the symbol XTRN. The company website is www.vegasxtrain.com.

The Company maintains offices at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.  For more information on the history of the Company, please see “Business of the Company - Historical Overview” below.

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

●      The DesertXPress would be a steel-wheel on steel rail high-speed service that would operate between Victorville, California, and Las Vegas, Nevada. Project proponents suggest that the service could either run within the median of Interstate I-15, or adjacent to it. This project is in preliminary discussions and an initial environmental review process is nearing a conclusion.

Intellectual Property

None.

Employees

As of December 31, 2010, we had 7 full-time employees, of whom 3 were in administrative and 4 were in management. Dianne David-Barron, our Company's Manager of Station Development is the spouse of our Chief Executive Officer, Michael A. Barron.

Description of Property.

As of December 31, 2010, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,689.75.

 Results of Operations -– Passenger Train Service

Continuing Operations – Passenger Train Service

For the nine and three months ended, December 31, 2010, there were no revenues associated with the railcar operations.    For the nine and three months ended December 31, 2010, salary wages and payroll taxes were $544,642 and $220,366; selling general and administrative expenses were $184,728 and $31,677; professional fees were $457,526 and $81,663, and interest expense was $198,116 and $48,706.   Lenders foreclosed on the notes payable issued earlier in the year.  The extinguishment of debt, associated accrued interest, net of unamortized debt discount resulted in a gain of $238,374 over the assets surrendered as collateral for the notes.  The Company had a net loss from operations of  $1,125,101 and $137,394, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.  As of December 31, 2010 and March 31, 2010, the Company had a working capital deficiency of $477,002 and $1,544,920, respectively and incurred net operating cash outflows of $1,183,183 during the nine months ended December 31, 2010.  Cash provided by financing activities was $1,418,275 during the nine months ended December 31, 2010.

Continuing Operations – Passenger Train Service

The Company acquired Las Vegas Railway Express (LVRE) in January 2010 and began its operations as the primary business of the Company. The Company subsequently changed its name from Las Vegas Railway Express,  to Las Vegas Railway Express, Inc. and is traded under the symbol OTC:BB:XTRN.

LVRE is a development stage company with no revenues as of December 31, 2010. The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development.  The Company has an executed Memo of Understanding with AMTRAK to secure rail services. The Company has negotiated the procurement of bi-level railcars needed for its train consists. The planned service is targeting a start date of early 2012. The Company has also entered into a feasibility and capacity planning agreement with Union Pacific Railroad. Burlington Northern Santa Fe has completed its feasibility and capacity planning study on behalf of the company. The Company has entered into a Memorandum of Understanding with the Plaza Hotel for use of a segment of their property as a passenger railway station in Las Vegas.

The Company Filed with the SEC to raise capital.  It raised $1,269,000 and $588,000 for the nine and three months ended December 31, 2010.

Cash Flows

 Net cash used in operating activities for the nine months ended December 31, 2010 was $1,183,183 as compared to net cash used in operating activities for the quarter ended December 31, 2009 of $19,444. Net cash used in operating activities for the three months ended December 31, 2010 was $379,171 as compared to net cash used in operating activities for the quarter ended September 30, 2009 of $1,038. The primary sources of cash used in operating activities for the nine months ended December 31, 2010 was from net loss of $1,125,101 and payments made on discontinued operations debt of $303,287, net of amortization of debt discount of $166,930, stock issued for services of $232,195 and stock issued for compensation of $17,000, stock based compensation of $60,391, decrease in other current assets of $28,000, and increases in accounts payable and accrued expenses of $19,825.  In 2009, the net loss of $1,460,180 was offset by disposition of assets and liabilities of he discontinued operations of $950,824.

Net cash provided by financing activities for the nine months ended December 31, 2010 was $1,418,275, consisting primarily of proceeds from sale of stock of $1,269,000 and proceeds of notes payable of $175,000, net of payments made on notes payable of $25,725.  Net cash provided by financing activities for the three months ended December 31, 2010 was $56,000, consisting  of proceeds from sale of stock of $56,000.

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

Trademarks and other proprietary rights, if any, are important to our success and our competitive position.  Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure that the actions we have taken are adequate to protect these rights.  We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties.

A large percentage of our stock is owned by relatively few people, including officers and directors.

As of December 31, 2010, our officers and directors beneficially owned or controlled a total of 10,880,679 shares, or approximately 26.52% of our outstanding common stock.  If an investor acquires shares they may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

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

 Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007.   For the periods March 31, 2009, June 30, 2009, September 31, 2009, December 31, 2009 and March 31, 2010, we determined that the internal controls were deficient and material weaknesses were noted.

Subsequent to issuance of the Company’s March 31, 2009 financial statements the Company’s management identified an error related to 1) its recognition of revenue and impairment related to its acquired mortgage loan portfolio and 2) its accounting for compensation relating to the issuance of warrants. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to net finance receivables. This restatement affected the carrying value of the mortgage loan portfolio and accumulated deficit that are now included in discontinued operations.

Subsequent to issuance of the Company’s March 31, 2010 financial statements, the Company’s management concluded that the compensation relating to the issuance of warrants were computed with erroneous variables.  As a result, the Company has restated those amounts on an amended Form 10-K/A filed with the Securities and Exchange Commission to correct errors in the previously reported amounts.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended March 31, 2010. In August 2010, we appointed a new CFO and contracted with an outside certified public accountant who has expertise in public company financial reporting compliance, to replace the position left vacant by the resignation of the former CFO.

We seek guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters as they arise. In addition, we are in the process of defining new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. With the engagement of outside financial consultant to perform these processes with adequate technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions we believe we have put in place the procedures to remediate the material weakness in internal controls to ensure that our reporting obligations are satisfied.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended December 31, 2010, the Company issued shares of its common stock to the following:

●  1,374,917 shares issued to various investors (PPM) for a total value of $205,000.00

●  2,140,625 shares issued to various investors (Warrant) for a total value of $383,000.65

●  826,174 shares issued to Alix Capital, LLC (PPM) in exchange for a loan pool purchase agreement with a total value of $123,182.59

●  150,000 shares issued to Ramsgate Group, Inc., a contractor for a total value of $17,250.00

●  478,416 shares issued to Dan Rudden, a Consultant for a total value of $62,194.08

●  100,000 shares issued to John Marino, an employee as a stock award for a total value of $10,000.00

Item 3.  Default Upon Senior Securities

The Company received notice of default on the secured promissory notes for the $400,000 included in long term debt.  On November 23, 2010, the lenders foreclosed on the notes and received collateral in exchange for release from the promissory notes and accrued interest.  The Company surrendered the active mortgage notes that remained from the discontinued operations in satisfaction of the loans.  Under ASC470-40 “Debt, Modifications and Extinguishments,” the difference between the reacquisition of the notes and the net carrying amount of the extinguished debt is recognized currently as a gain identified in a separate item in the Statement of Operations.  The Company recognized a $238,374 gain on the extinguishment of the debt, debt discount, and associated accrued interest.

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

Date: February 22, 2010	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer