Form 10-K
period 2011-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-06-24
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Yes [  ] No [X]

Aggregate market value of Common Stock held by shareholders based on the closing price of the registrant's Common Stock on the OTCBB on March 31, 2011 was $8,624,329.

Number of outstanding shares of common stock as of March 31, 2011 was 39,201,498.

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

Item 1.  Description of Business

Company Overview: Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business development company whose plan is to re-establish a conventional passenger train service between the Las Vegas and Los Angeles metropolitan areas. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company is in discussions with AMTRAK and the Class 1 railroads seeking to secure rail services agreements. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date for late 2012. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

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

Intellectual Property

None.

Employees

As of March 31, 2011, we had 6 full-time employees, of whom 2 were in administrative position and 4 were in management.

Item 1A.  Risk Factors

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.

Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services.  Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, an increase in expenditures related to the maintenance of the rails owned by the Class I railroads could hinder the Company’s ability to maintain, improve or expand the rail network, facilities and equipment in order to accept or handle our Company’s increased demand. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental laws and regulation with respect to its and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across our host railroad’s infrastructure may pose significant operating and implementation risks and could require significant capital expenditures.

As part of the Class I railroad operations, the Company will traverse rails that frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties.

The “host” or Class I railroads are required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities.

Downturns in the economy could adversely affect demand for the Company’s services.

Significant, extended negative changes in domestic and global economic conditions that impact the customers transported by the Company and may have an adverse effect on the Company’s operating results, financial condition or liquidity. Declines in , economic growth and  the United States travel industry all could result in reduced revenues in one or more business units.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition or liquidity.

Challenging economic conditions may not only affect revenues due to reduced demand for many goods and services, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments, its derivative arrangements and access to its credit facility. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to the Company’s diesel locomotives, equipment, vehicles and machinery and its maintenance yards.  Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, local concerns on emissions and other forms of pollution could inhibit the Company’s ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination.

Fuel supply availability and fuel prices may adversely affect the Company’s results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through a fuel surcharge program or increase in ticket prices. However, to the extent that the Company is unable to maintain, expand and ultimately collect under its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

The Company’s operational dependencies may adversely affect results of operations, financial condition or liquidity.

Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities such as ports and other railroads which interchange with the Company and its Class I railroad partners. A significant prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s use of the Class I railroad rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of our host railroads or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverage’s may not be available to the Company in the future.

The Company depends on the stability and availability of its information technology systems.

The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, revenue collections, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, a significant disruption could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

The Company is subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect the Company’s operating results, financial condition and liquidity.

As part of its railroad operations, the Company’s Class I railroad partners are exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by our employees and those of the host railroads are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Most of the Company’s host railroad employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.

A significant majority of the Class I railroads employees are union-represented. These union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of presidential intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if the Company or our Class I railroad partners are unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The unavailability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

Continuation as a Going Concern

Our auditors' report on our audited March 31, 2011 financial statements, and Note 2 to such financial statements, reflect the fact that without raising additional financing through loans or stock sales, it would be unlikely for us to continue as a going concern.  The business plan requires extensive infrastructure and capital expenditures prior to commencement of revenue generating operations.  We are actively pursuing the additional financing as we seek to secure the rail services agreements necessary to commence such operations.  On May 3, 2011, the Company engaged Oppenheimer & Co, Inc. as exclusive agent in a proposed $30 million private placement offering, subject to satisfactory completion of a due diligence inquiry.  However, we can give no assurance that these plans and efforts will be successful.

Risk of Potential Competitors

Several competitors to the Company’s planned rail passenger service have created business plans which are competitive to ours. A Las Vegas-Los Angeles rail connection has been long-studied by a number of groups. Among these studies, two other rail projects have been proposed to serve the Las Vegas to Los Angeles travel market.

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

Item 2.  Description of Property.

As of March 31, 2011, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,700.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report on Form 10-K, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

The Company has filed a civil lawsuit in District Court Clark County, Nevada on April 23, 2010, whereby Las Vegas Railway Express, Inc. is the Plaintiff and Romm Doulton, Elaine Doulton, J Bruce Richardson, D2 Holdings, LLC. and D2 Entertainment, LLC. are the Defendants. This group represent the “Z” Train project.  The court granted on June 2, 2010 an injunction against the Defendants. The case was filed because defamatory and false remarks were made by the Defendants about the Plaintiff and certain executives employed by the plaintiff. At this time a trial date has not been set by the court.

 Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on August 18, 2008. The Company’s ticker symbol is XTRN.OTCBB.  The following table sets forth, for the calendar periods indicated, the high and low bid information for our common stock. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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

	Common Shares
Year Ended March 31, 2011:	High	Low
Quarter Ended June 30, 2010	$0.25	$0.13
Quarter Ended September 30, 2010	$0.35	$0.18
Quarter Ended December 31, 2010	$0.33	$0.08
Quarter Ended March 31, 2011	$0.29	$0.11

Year Ended March 31, 2010:	High	Low
Quarter Ended June 30, 2009	$0.57	$0.06
Quarter Ended September 30, 2009	$0.18	$0.02
Quarter Ended December 31, 2009	$0.23	$0.02
Quarter Ended March 31, 2010	$0.23	$0.07

As of March 31, 2011, there were 289 stockholders of record of our common stock.  The transfer agent for our Common Stock is Empire Stock Transfer.

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

Item 6.  Selected Financial Data

Las Vegas Railway Express, Inc. under regulation S-K qualifies as a small reporting company and is not required to provide information required by this item.

Item 7.  Management’s Discussion and Analysis or Plan of Operations

On May 16, 2011 the Company held its Annual Meeting of Stockholders at its corporate office, 6650 Via Austi Parkway Suite 170 Las Vegas, Nevada 89119.  The Company had previously appointed Empire Stock Transfer Services to act as Inspector of Elections.  The Board of Directors had established April 1, 2011 as the record date for the determination of stockholders entitled to vote at the meeting.  As of the record date there were 39,201,498 shares outstanding.

The Inspector of Election reported that 20,502,165 votes were cast in the election of the directors, with each of the nominees receiving 20,502,165 votes.  Thus, the Inspector announced that, having received a plurality of the votes cast, nominees Michael Barron, Joseph Cosio-Barron and Justin Yorke had been duly elected to the Board of Directors to serve until the next annual meeting and until their successors have been elected and have qualified.  Mr. Barron noted that the report of the Inspector of Elections would be filed in the Company’s minute book by the Secretary of the meeting.

The following was reported by the Inspector of Elections that a total of 20,502,165 votes were cast, of which 20,502,165 votes were cast in favor of:

•	Re-elect Board Directors, Michael A. Barron and Joseph Cosio-Barron until the next annual meeting

•	To elect a new Board Member, Justin W. Yorke to serve as a Director until the next annual meeting

•	Elect Board Committee for Audit and Compensation

•	To re-affirm and approve the adoption of the amended by laws of the corporation

•	To ratify the appointment of Hamilton, P.C. as independent auditors

•	To ratify the appointment of The Law Office of Timothy S. Orr, PLLC as outside SEC Counsel

All of the above 6 items were ratified by the majority of the vote.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2011 or 2010.

Stock-Based Compensation

As required by the Stock-based Compensation Topic of FASB ASC, transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments.

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements as it’s a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Results of Operations

Railway Passenger Train Service

Through March 31, 2011, the railcar operations have not generated any revenues.  For the years ended March 31, 2011 and 2010 salary, wages and payroll taxes were $780,849 and $329,291 (137.1% increase), respectively, selling, general and administrative expenses were $320,334 and 65,961 (385.6% increase), respectively, professional fees were $752,052 and $432,934 (73.7% increase), respectively, and depreciation expense was $0 and $728, respectively for a net operating loss of $1,853,235 versus $828,914 (123.6% increase), respectively.  The new business plan had been in effect less than 3 months in the year ended March 31, 2010 versus a full year of operations through March 31, 2011.  The full year of operations is the primary reason for the increase in expenses.

For the years ended March 31, 2011 and 2010, interest income was $3,000 and $0, respectively.  This is due to interest on an advance to a consultant that was repaid during the year.  Interest expense was $198,813 and $9,167 (2068.8% increase), respectively, as the Company incurred significant debt in the implementation of the business plan.  The year ended March 31, 2011 also included gain on extinguishment of debt of $238,374 and loss on disposition of an asset of $2,965.  Net loss for the years ended March 31, 2011 and 2010 were $1,813,640 and $838,081 (116.4% increase), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company acquired Las Vegas Railway Express in January 2010 and began its operations as the primary business of the Company. The Company subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc. and is traded under the symbol OTC:BB:XTRN.  The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

For the years ended March 31, 2011 and 2010, the Company has incurred losses of $1,813,640 and $838,081 from the railway operations and will need to incur debt or sell stock to continue implementation of the business plan of the Company.

The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development.  The Company has entered into a Memorandum of Understanding with AMTRAK for its train operations on January 13, 2011. This AMTRAK Agreement outlines the terms of the operations tasks which are the responsibilities of each party.  The Company has negotiated the procurement of bi-level railcars needed for its train consists. The planned service is targeting a start date for late 2012.  The Company has also entered into a feasibility and capacity planning agreement with Union Pacific Railroad. Burlington Northern Santa Fe has completed its feasibility and capacity planning study on behalf of the company. The Company has entered into a memorandum of understanding with the Plaza Hotel for use of a segment of their property as a passenger railway station in Las Vegas.

The Company Filed with the SEC Rule 506 of Regulation D for a private offering to raise capital.  Under this registration statement, the Company raised $1,269,000 during the year ended March 31, 2011.  The Company also received an additional $175,000 from the issuance of debt and warrants.  In November 2010, the Company defaulted on $400,000, surrendering a portion of the loan portfolio from the discontinued operations, incurring a gain on the extinguishment of the debt of $238,374.

On May 3, 2011, the Company engaged Oppenheimer & Co, Inc. as exclusive agent in a proposed $30 million private placement offering, subject to satisfactory completion of a due diligence inquiry.  However, we can give no assurance that these plans and efforts will be successful.

Cash Flows

Net cash used in operating activities for the years ended March 31, 2011 and 2010 was $1,407,834 and $255,158, respectively.  The primary sources of cash used in operating activities for the years ended March 31, 2011 and 2010 were from net losses of $1,813,640 and 838,081, respectively, from the railway operations.  The increase is primarily due to the operations for a full year.  The Company also paid $329,438 toward the liabilities from discontinued operations.  The non-cash components of operating expenses during the years ended March 31, 2011 and 2010 were primarily stock issuances for $625,993 and $180,555 in expense, respectively.

Net cash used for investing activities during the years ended March 31, 2011 and 2010 were $0 and $60,000, respectively for the purchase of two railcars.

Net cash provided by financing activities for the years ended March 31, 2011 and 2010 were $1,418,276 and $300,725, respectively.  In 2011, the Company sold stock for $1,269,001 and issued debt of $175,000.  In 2010, $324,850 in cash was provided by issuance of debt and proceeds for a related party.  During the years ended March 31, 2011 and 2010, $20,725 and $24,125 was paid on related party payables.

Discontinued Operations – Loan Portfolio

Results of Operations

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

The loan portfolio was accounted for using the cost recovery method proscribed by ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable.  Based on the recovery method, the Company had not collected revenues in excess of the initial acquisition costs of the loan portfolios; therefore, no revenues were reported for loan sales or collections.  As the Company no longer pursued the collection of the loan portfolio, it wrote off the entire portfolio as of the discontinuation of active collections on the loans effective January 21, 2010.

Revenues from loan payments after the write-off of the loan portfolio, for the years ended March 31, 2011 and 2010, were $52,506 and $46,943, respectively, an increase of $5,563 (11.9%).  This was due to collections during 12 months versus only 3 months in the prior year.

Expenses for discontinued operations were $36,349 and $2,909,292, for the years ended March 31, 2011 and 2010, a decrease of $2,872,943 or 99%. This was due to the change in business plan

Liquidity and Capital Resources

During 2010, the Company’s assessment that the combination of economic uncertainty, bankruptcies of major financial institutions, massive government bailouts and restructuring of others such as AIG, together with harsh government regulations for mortgage holders, led to the operating environment where the original business model for Liberty was unsustainable and discontinued.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company operated in a volatile and fragmented marketplace which recently has been subject to new financial regulation by the Federal Government. As such, the Company discontinued operations in the financial sector.

The Company’s business plan and time frames for its transportation business will be contingent on several infrastructure considerations and the ability to obtain agreements and contracts with rail service operators and providers.  Rail service is a highly regulated industry and compliance with these regulations will have significant impact on the Company’s operations.

The Company has Changed its Primary Business and has No Operating History with its new Business Model and Consequently Face Significant Risks and Uncertainties.

The Company has no operating history in the transportation services industry.  As a result of no operating history in the current business environment, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing and operations departments.

We Have a Limited Operating History and Consequently Face Significant Risks and Uncertainties.

As a result of our limited operating history and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing and operations departments.

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

As of March 31, 2011, our officers and directors beneficially owned or controlled a total of 6,606,018 shares, or approximately 16.85% of our outstanding common stock.  If an investor acquires shares, they may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Las Vegas Railway Express, Inc., as of March 31, 2011 and 2010, and the related  statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc.  as of March 31, 2011 and 2010, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 23, 2011

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS:		(restated)
Current assets:
Cash	$16,313	$5,871
Other current assets	-	50,000
Assets to be disposed of, current	-	-
Total current assets	16,313	55,871

Property and equipment, net	-	59,272

Other assets:
Goodwill	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$860,010	$958,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Current maturities notes payable	$-	$131,250
Less current unamortized discount	-	-
Current maturities of long-term debt less unamortized discount	-	131,250
Short term note payable	-	55,000
Accounts payable and accrued expenses	149,955	21,633
Stock subscription payable	640,000	800,000
Notes payable related party	-	20,725
Liabilities to be disposed of , current	1,019,122	1,381,402
Total current liabilities	1,809,077	2,503,760

Long-term debt:
Principle amount of notes payable	-	93,750
Less unamortized discount	-	-
Long-term debt less unamortized discount	-	93,750

TOTAL LIABILITIES	1,809,077	2,503,760

Stockholders' deficit:
Common stock subscribed	210,000	-
Common stock , $0.0001 par value, 200,000,000 shares authorized and 39,201,498 and 22,889,686 shares issued and outstanding March 31, 2011and 2010, respectively	3,920	2,289
Additional paid in capital	8,640,512	6,464,307
Accumulated deficit	(9,803,499)	(8,011,516)
Total stockholders' deficit	(954,567)	(1,544,920)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$860,010	$958,840

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
		(restated)

Revenues:
Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
Salary & wages & payroll taxes	780,849	329,291
Selling, general and administrative	314,834	65,961
Professional fees	752,052	432,934
Depreciation expense	-	728
Total expenses	1,847,735	828,914

Income (loss) from operations	(1,847,735)	(828,914)

Other (expense) income
Interest income	3,000	-
Interest expense	(198,813)	(9,167)
Loss on disposition of assets	(2,965)	-
Gain on extinguishment of debt	238,374	-
Total other (expense) income	39,596	(9,167)

Net (loss) income from continuing operations	(1,808,140)	(838,081)

Discontinued operations:
Income (loss) from discontinued operations	16,157	(2,862,349)
Total discontinued operations	16,157	(2,862,349)

Net loss	$(1,791,983)	$(3,700,430)

Earnings loss per share, from continuing operations	$(0.05)	$(0.06)
Earnings loss per share, from discontinuing operations	$0.00	$(0.21)
Earnings loss per share	$(0.05)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	36,253,005	13,484,333

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
		(restated)
Cash flows from operating activities:
Net loss	$(1,791,983)	$(3,700,430)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	728
Amortization of debt discount	166,930	-
Gain on extinguishment of debt	(238,374)	-
Loss on disposition of assets	2,965
Warrant issued for debt	-	160,000
Stock issued and subscribed for services	477,894	331,400
Stock issued for compensation	67,577	274,890
Stock based compensation non cash	80,522	80,522
Changes in operating assets and liabilities:
Decrease in assets of discontinued operations	-	2,087,467
(Increase) in goodwill associated with asset purchase	-	(843,697)
(Increase) decrease in other current assets	50,000	(50,000)
Increase (decrease) in liabilities of discontinued operations, net	(329,438)	602,634
Increase (decrease) in stock subscription payable	-	800,000
Increase in accounts payable and accrued expenses	106,073	1,329
Net cash (used in) provided by operating activities	(1,407,834)	(255,158)

Cash flows from investing activities:
Purchase of fixed assets	-	(60,000)
Net cash used in investing activities	-	(60,000)

Cash flows from financing activities:
Proceeds of notes payable	175,000	280,000
Payments on notes payable	(5,000)	-
Proceeds for related notes payable	-	44,850
Payments for related notes payable	(20,725)	(24,125)
Reverse merger deficit in excess of capital	-	-
Stock issued for cash	1,269,001	-
Net cash provided by (used in) financing activities	1,418,276	300,725

Net increase (decrease) in cash and cash equivalents	10,442	(14,433)

Cash and cash equivalents, beginning of period	$5,871	$20,304
Cash and cash equivalents, end of period	$16,313	$5,871
Supplemental disclosure of cash flow information
Interest paid	$28,850	$2,500
Supplemental Schedule of Non-cash Financing Activities:
Warrant issued for debt	$160,000	$160,000
Stock issued for reduction of debt	$154,433	$247,667
Debt for stock rescission	$121,593	$-

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Common Stock				Paid in	Accumulated
	Shares	Amount	Subscriptions	Warrants	Capital	Deficit	Total
Balance March 31, 2009 –restated	8,577,779	$858	$-	2,853,171	$5,371,259	$(4,311,086)	1,061,031
Stock issued for services	2,710,000	271	-	-	331,129	-	331,400
Stock issued for compensation	2,963,000	296	-	-	274,594	-	274,890)
Stock issued for debt	7,838,907	784	-	-	246,883	-	247,667
Warrant issued for debt	800,000	80	-	-	159,920	-	160,000
Cancellation of warrants	-	-	-	(2,853,171)	-	-	-
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Net Loss	-	-	-	-	-	(3,700,430)	(3,700,430)

Balance March 31, 2010 (restated)	22,889,686	$2,289	$-	-	$6,464,307	$(8,011,516)	(1,544,920)

Stock issued for cash	8,049,411	805	-	-	1,268,196	-	1,269,001
Stock issued from subscriptions payable	4,000,000	400	-	-	159,600	-	160,000
Stock issued for services	2,388,416	239	210,000	-	267,655	-	477,894
Stock issued for compensation	454,615	45	-	-	67,531	-	67,577
Stock issued for debt	1,451,174	145	-	-	154,287	-	154,433
Stock issued for Warrant and debt discount	2,400,000	240	-	-	299,760	-	300,000
Rescission of stock issued for debt	(2,431,804)	(243)	-	-	(121,347)	-	(121,590)
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Net loss	-	-	-	-	-	(1,791,983)	(1,791,983)

Balance March 31, 2011	39,201,498	$3,920	$210,000	-	$8,640,512	$(9,803,499)	(949,067)

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 and 2010

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

The Company business plan is to re-establish a conventional passenger train service between the Las Vegas and Los Angeles metropolitan areas. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

(2)     Summary of Significant Accounting Policies:

Restated Financial Data

Subsequent to issuance of the Company’s March 31, 2010 financial statements the Company’s management identified an error related to valuation of warrants.  As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts related to stock compensation costs. This restatement affected the additional paid in capital and accumulated deficit.

Basis of Presentation:

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Our Consolidated Financial Statements include the accounts of the parent and all subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $1,791,983 and $3,700,430 for the years ended March 31, 2011 and 2010, respectively. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services and achieves profitability. On May 3, 2011, the Company engaged Oppenheimer & Co, Inc. as exclusive agent in a proposed $30 million private placement offering, subject to satisfactory completion of a due diligence inquiry.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties:

The Company operates in a highly regulated industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the ability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $0 and $728 for the years ended March 31, 2011 and 2010, respectively. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2011, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2011, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of March 31, 2011 and 2010, the Company had recorded Goodwill of $843,697 and $843,697, respectively.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2011 and 2010 as the amounts are anti-dilutive.

Income Taxes:

The Company accounts for income taxes under FASB ASC 740 "Income Taxes."  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock Issued for Services:

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

(a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011.  The amounts shown for notes payable approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

New Accounting Pronouncements:

Issued

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements

(4)     Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $0 and $728 for the year ended March 31, 2011 and 2010.  For the year ended March 31, 2010, the Company designated assets totaling $191,839 as assets to be disposed of and impaired the value to $0.

A summary is as follows:

	March 31,	March 31,
	2011	2010
Furniture and fixtures	$112,413	$112,413
Equipment	173,823	172,823
Leasehold improvements, net	63,250	63,250
Software	30,722	30,722
Transportation	-	60,000
	380,,208	440,208

Less accumulated depreciation	(188,369)	(189,096)
Less assets to be disposed of	(191,839)	(191,839)

Property and equipment, net	$-	$59,272

(5)     Notes payable:

A summary of notes payable is as follows:

	March 31,	March 31,
	2011	2010
Notes Payable – discontinued operations

Secured promissory notes, dated June 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010.	$126,005	$194,060

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	24,055	76,305

Total notes payable	$150,060	$270,365

Notes Payable – current operations

Secured promissory notes, dated February 28, 2010 bearing interest at 12% per annum, payable in 180 days secured by transportation equipment	$-	$55,000

Long Term Debt

Secured promissory notes, dated January 25, 2010, to an investor bearing interest at 10% per annum, payable September 1, 2010, if unpaid, in 12 monthly payments through September 1, 2011.	-	225,000
Less current maturities	-	(131,250)

	$-	$93,750

The following table summarizes the aggregate maturities of notes payable:

Years ending
2011	$150,060

Thereafter	--
$150,060

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of March 31, 2011, there has been no demand made for repayment of the notes or accrued interest.

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

On March 2, 2011, the Company and Transportation Management Services, Inc. mutually cancelled the Promissory note for the acquisition of two railroad cars.  The Company returned title to the railroad cars and no return of payments were received in lieu of interest on the note.  The Company recognized a loss of $2,965 on the cancellation of the debt and return of the railroad cars.

Interest expense incurred under debt obligations amounted to $230,633 and $9,167 for the years ended March 31, 2011 and 2010, respectively, including $166,930 and $0 in amortized debt discount for the years ended March 31, 2011 and 2010, respectively.

Interest expense incurred under debt obligations amounted to $230,633 and $9,167 for the years ended March 31, 2011 and 2010, respectively.

(6)     Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires in January 31, 2013.  The rental agreement includes common area maintenance, property taxes and insurance.  It also provided eight months abatement of the base rent.

Future annual minimum payments under operating leases are as follows:

Years ending March 31,
2012	$68,800
2013	58,400

Thereafter	--
127,200

Rental expense under operating leases for the years ended March 31, 2011 and 2010 was $59,234 and $82,843, respectively.

Litigation

In the normal course of business, the Company is involved in various legal actions.  It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

The Company has filed a civil lawsuit in District Court Clark County, Nevada on April 23, 2010, whereby Las Vegas Railway Express, Inc. is the Plaintiff and Romm Doulton, Elaine Doulton, J Bruce Richardson, D2 Holdings, LLC and D2 Entertainment, LLC are the Defendants.  The Defendants are representatives of the “Z” train.  The court granted on June 2, 2010 an injunction against the Defendants. The case was filed because defamatory and false remarks were made by the Defendants about the Plaintiff and certain executives employed by the plaintiff. At this time a trial date has not been set by the court.

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

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133;   Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the years ended March 31, 2011 and 2010, the Company had $80,522 and $80,522, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended March 31, 2011 and 2010.

On March 31, 2011, the Company had approximately $181,177 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended March 31, 2011 and 2010.

At March 31, 2011, the Company had approximately $161,046 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the years ended March 31, 2011 and 2010.  (See footnote 9)

(8)     Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock.   There were 39,201,498 and 22,889,686 shares of common stock outstanding as of March 31, 2011 and 2010, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

On October 1, 2010, the Company retired $123,183 of the Pool Loan Portfolio from discontinued operations in exchange for 826,174 of the Company’s common stock.  The price of the stock from the current Private Placement Memorandum was used to determine the conversion ratio.

During the year ended March 31, 2011, the Company issued 2,400,000 shares of its common stock for warrants issued with long term debt.

During the year ended March 31, 2011, the Company issued, in a private placement, 8,049,411 shares of its common stock, for a total of $1,269,001.

During the year ended March 31, 2011, the Company issued 2,388,416 shares of its common stock for consulting services totaling $267,894 and subscribed 600,000 shares of common stock for services totaling $210,000.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the year ended March 31, 2011, the Company issued 454,615 shares of its common stock as compensation of employees of $67,577.  The fair value of the employee services was determined by the closing price of the stock on date of issuance or the employment agreement in force at the date of issuance.

During the year ended March 31, 2011, the Company issued 625,000 shares of its common stock in lieu of debt of $31,250.

The Company issued 4,000,000 shares of its common stock as part of its Asset Purchase Agreement in the acquisition of railway assets.  Stock is issued upon the completion of certain agreements by and between the Company.  Specific contracts had been agreed upon to allow issuance of the 4,000,000 shares of the Company’s stock on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

In January 2011, officers of the Company returned shares to the Company that had previously been issued in lieu of debt.  The officers returned 2,431,804 shares initially issued October 22, 2009 in return of the $121,590 debt initially relieved.  No gain or loss was recorded between the related parties.

(9)     Stock Option Plan:

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2011 and 2010, the Company has 20,000,000 and 0 outstanding employee stock options, respectively.  In December 2009, the options were cancelled with the discontinuance of the mortgage loan pool operations.  Effective January 1, 2010, the options were re-affirmed with the same rights and terms as originally issued.  The re-affirmation was treated as a modification of the original options.  As the terms and conditions remained the same, the recognition of expense was recorded in accordance with the original terms of the options.

We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black-Scholes valuation model. Stock compensation is recognized straight line over the vesting period.

2011 Stock Option Plan provides for the grant of 20,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for an estimated 2.5 year term; risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (51%), the market value of the Company’s stock on grant date was $0.45.

For the years ended March 31, 2011 and 2010, the Company had $80,522 and $80,522, respectively, associated with the options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested 60% and 40% for the years ended March 31, 2010 and 2010.At March 31, 2011, the Company had approximately $161,046 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the years ended March 31, 2011 and 2010.

A summary of the Company’s stock option activity follows:

	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding -
beginning of year	2,000,000	$0.50	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding -
end of year	2,000,000	$0.50	2,000,000	$0.50

Exercisable - end of year	600,000	$0.50	400,000	$0.50

(10)   Income Taxes:

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2011 and 2010, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.  The tax returns for the Company are currently delinquent and plan to be filed within the next three months.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2011	2010
Net operating loss carry forward tax asset	$3,309,000	$2,804,000
Valuation allowance	(3,309,000)	(2,804,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2011	2010	Since Inception
Tax at statutory rate (35%)	$505,000	$1,295,000	$3,235,000
Increase in valuation allowance	(505,000)	(1,295,000)	(3,235,000)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended March 31, 2011 or 2010.

The net federal operating loss carry forward will expire from 2027 through 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

(11)   Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of March 31, 2011 and 2010, the balance of the note was $107,563 and $78,236, respectively.

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

As of March 31, 2011, Allegheny Nevada Holdings has a 5.05% beneficial ownership in the Company.

Mr. Barron advanced the Company $29,868, for the fiscal year ended March 31, 2010.   The Company repaid the advances resulting in $0 balance at March 31, 2011.  As of March 31, 2011 and 2010, Mr. Barron had accrued wages of $65,734 and $118.500, respectively.

As of March 31, 2011 and 2010, Mr. Barron had accrued wages of $65,734.05 and 118,500, respectively.

Joseph Cosio-Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.
On October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company cancelled 867,085 shares of the Company’s stock at $0.05 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of March 31, 2011 and 2010, the balance of the note was $57,198 and $43,354, respectively.

As of March 31, 2011 and 2010, Mr. Cosio-Barron had accrued wages of $51,971 and $88,774, respectively.

Dianne David Barron, our Company’s Manager of Station Development is the spouse of our Chief Executive Officer, Michael A. Barron.

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

The following table summarizes results from discontinued operations for the years ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

Revenue	52,506	46,943
Cost of Sales	-	-
Gross Profit	52,506	46,943
Expenses:
Salary & wages & payroll taxes	-	485,071
Selling, general and administrative	4,528	729,299
Professional fees	-	319,616
Depreciation expense		55,673
Total expenses	4,528	1,589,659
Income (loss) from operations	47,978	(1,542,716)
Other (expense) income
Interest expense	(31,821)	(32,143)
Loss on asset disposal	-	(210,231)
Gain on extinguishment of debt	-	142,693
Loan receivable loss	-	(653,897)
Write down of investment	-	(566,326)
Total other (expense) income	(31,821)	(1,319,633)
Netincome ( loss)	16,157	(2,8624349)

The following table summarizes assets and liabilities classified as discontinued operations

	March 31,	March 31,
	2011	2010

Cash		-
Other current assets		-
Loans		-
Property and equipment, net		-
Assets to be disposed of, current		-

Accounts payable and accrued expenses	704,301	956,954
Notes payable	150,060	270,365
Notes payable related party	164,760	154,084
Liabilities to be disposed of , current	1,019,122	1,381,402

(13)	Restatement of Previously Issued Financial Statements:

The Company concluded on January 20, 2011, to restate the Company’s audited consolidated financial statements as of March 31, 2010 and for the year then ended (the “Restatement”) to correct an error in previously reported amounts. The Restatement reflects an adjustment to the valuation of stock options issued to officers of the Company.  The stock based compensation attributed to the stock options was adjusted for a correct application of the Black-Scholes valuation model using a 2.5 year option life instead of one year.  Annual expense was adjusted from $63,551 to $80,522.

(14)	Subsequent Event

On May 18, 2011 the Board of Directors accepted the resignation of Greg P. West as Chief Financial Officer, Secretary and Treasurer.

On May 19, 2011 Wanda Witoslawski was appointed Chief Financial Officer and Treasurer.

On April 4, 2011 the Company issued 600,000 shares of Common Stock for services.

On April 12, 2011 the Company issued 670,691 shares of Common Stock for $100,000 under the Private Placement Memorandum.

On April 12, 2011 the Company issued 37,500 shares of Common Stock for services.

On April 18, 2011 the Company issued 670,691 shares of Common Stock for $100,000 under the Private Placement Memorandum.

On May 15, 2011 the Company issued 1,111,111 shares of Common Stock for $100,000.

On June 6, 2011 the Company issued 100,000 shares of Common Stock for services

On June 6, 2011, the Company issued 55,556 shares of Common Stock for services.

On May 3, 2011, the Company engaged Oppenheimer & Co, Inc. as exclusive agent in a proposed $30 million private placement offering, subject to satisfactory completion of a due diligence inquiry.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our financial statements;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

• provide reasonable assurance that transactions pertaining to stock issuances are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that the stock issuances are being made only in accordance with authorizations of management and the Board of Directors.

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the fiscal year ended March 31, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

Based on our evaluation of internal controls in the prior year, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The Company concluded on January 20, 2011, in conjunction with communications with regulators to restate the Company’s audited consolidated financial statements as of March 31, 2009 and 2010 and for the years then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the adjustments for correct application of the Black-Scholes valuation model in determining value of options issued to officers of the Company.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended March 31, 2010. On December 1, 2009, we appointed a CFO who has expertise in public company financial reporting compliance, to replace the position left vacant by the resignation of the former CFO.  The CFO left the Company in July 2010 after the completion of the March 31, 2010 financial statements and the restatement of the 2008 and 2009 statements.

In August 2010, we entered into an agreement with a certified public accountant with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters.  The Consultant has resolved several issues with the SEC and is strengthening the internal processes for identifying and disclosing both routine and non-routine transactions and researching and determining proper accounting treatment for those transactions.  The updated internal processes will be integrated into the internal controls over the transaction and financial reporting processes. We also intend to seek additional assistance from independent legal professionals who have expertise in public company reporting compliance who will work with our Chief Financial Officer and our current legal counsel, in the capacity of General Counsel, to help ensure that our disclosures are timely and appropriate.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Michael A. Barron	60	Chief Executive Officer, Chairman and Director
Joseph Cosio-Barron	62	President and Director
Wanda Witoslawski	46	Chief Financial Officer and Treasurer
John M. Zilliken	47	Chief Operating Officer and Executive Vice President
John H. Marino	73	Vice President Rail Operations

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Michael A. Barron - Chief Executive Officer, 60

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

Joseph A. Cosio-Barron - President, 62

Prior to joining the Company Mr. Cosio-Barron was President of Shearson Home Loans and co-founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada.  From 1996-2002 he served as the Managing Partner and President of CBS Consultants, Inc. a financial firm offering highly specialized services in Securities compliance, development and lending for hotels, resorts, and casinos.  From 1991-1996 he served as the Executive Vice President of Finet Holdings Corporation, a Delaware Corporation.  As Executive Vice President, he was entirely responsible for all securities compliance and legal affairs.  From 1980-1990 he served as President of Terra West Construction, a company, which he founded which in addition to building single-family subdivisions, strip, centers, duplex and four-plex units also developed syndications and formed limited partnership for large-scale developments throughout California.  From 1973-1980, he served as Senior Vice-President of Multi-Financial Corporation, a real estate investment firm that both owns and manages commercial, retail, and residential income properties in Northern California.  Mr. Cosio-Barron holds a BS in Business Management, San Francisco State College, and a Law Degree from Golden Gate University.

Wanda Witoslawski - Chief Financial Officer, 46

Prior to joining the Company, Ms. Witoslawski was Controller for Ocean West Enterprises 1999-2005 and managed the mortgage banking function of a California mortgage bank.  Her duties included accounting responsibility for over 200 branch offices, management of a $100 million mortgage bank warehouse line, payroll, general ledger and corporate accounting for SEC filings of publicly traded company.  Upon acquisition of Ocean West by Shearson Home Loans in 2005, she became Controller of publicly traded Shearson conducting the accounting operation for a staff of 1,350 employees including payroll, branch accounting and credit line management for over $200 million in warehouse banking credit.  She assisted the CEO and President in the acquisition of five mortgage companies and development of a 250 office branch system with funding in excess of $1 billion per year, controlled the expense accounting & managed Shearson’s eighteen consecutive quarters of profitability.  Upon Shearson’s exit from mortgage banking in 2007, she joined the principals Mr. Barron and Mr. Cosio-Barron as Controller at Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools, managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired.  She has a Masters Degree in Economics (Accounting) Gdansk, Poland and a BA in Marketing from Kensington College of Business, London, England and is fluent in five languages.

John M. Zilliken - Chief Operating Officer and Executive Vice President, 47

Mr. Zilliken started his career with a 13 year span in the store division of The Neiman Marcus Group as a Supervisor of Flat Processing at the National Distribution Center culminating with his appointment as Assistant Operations Manager of the chain’s largest store, North Park, managing all sales support efforts for the $150,000,000 store. He was promoted to Operations Manager for the chain’s Fort Worth, Texas location where he was instrumental in developing the Company’s Operations Executive training and recruitment program. He later moved on to become the Operations Manager for the Las Vegas store where he spearheaded the store’s $55,000,000 remodel. Mr. Zilliken then moved on to become Vice President and General Manager for Mandalay Resort Group’s new shopping development, Mandalay Place. In this role, he was instrumental in the continuation and completion of Mandalay Place, set up company-owned store operations, mall operation infrastructure, manage star chef owned food and beverage outlets, Burger Bar (Hubert Keller), RM Seafood (Rick Moonen), Chocolate Swan (Mary Basta), Ivan Kane’s Forty Deuce. He was responsible for bringing  first store locations to either Las Vegas, Nevada, or the United States for following operations; Nike Golf, Urban Outfitters, The Reading Room, Five Little Monkeys, The Art of Shaving, Minus 5 Experience,  Lush Cosmetics, MAX & Company, Starlight Tattoo, Just Cavalli, Peter Lik Gallery and AA Concepts family of stores. When MGM MIRAGE bought out Mandalay Resort Group, Mr. Zilliken was appointed by the President of Retail to begin a new organization within the Retail Division responsible for all leasing and administration for all outside retail, new food and beverage, and other non-owned attraction operations within all MGM MIRAGE as the Vice President of Leasing. He participated in the early planning stages for Project CityCenter’s Crystals retail development and leasing. Mr. Zilliken received a BA in Political Science from Texas A&M University.

John H. Marino - Vice President Rail Operations, 73

Mr. Marino has recently joined the company as Vice President – Rail Operations where he supervises the Company’s activities with the Class 1 railroads, Amtrak, railcar procurement, and railset maintenance. Mr. Marino also serves as President of Transportation Management Services, Inc., a position he has held since 1983. From April 1992 until July 1996, he served as President and Chief Operating Officer of Rail America NYSE:RA, a publicly traded company and the largest short line railroad company in America. Mr. Marino co-founded Huron & Eastern Railway Company, Inc., a subsidiary of Rail America, and from 1986 until April 1996, served as its President and one of its directors. Mr. Marino also served as the President of Huron Transportation Group from its formation in January 1987 until its merger with RailAmerica Services Corporation in December 1993. He has served as President and Chief Executive Officer of several short line railroads, as an officer of the Reading Railroad and with the United States Railway Association, Washington, D.C. Mr. Marino received his B.S. degree in civil engineering from Princeton University in 1961 and his M.S. degree in transportation engineering from Purdue University in 1963. From 1963 to 1968, he served as an officer with the United States Army Corps of Engineers.

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

Based solely upon a review of copies of the reports furnished to us during the year ended March 31, 2011 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2011, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

The following individuals did not file the following numbers of Forms 4 to report the following numbers of transactions: Michael Barron –  2 reports, 2 transactions; Joseph Cosio-Barron -- 2 reports, 2 transactions.

The following individual did not timely file Forms 3 upon becoming directors or executive officers of Las Vegas Railway Express, Inc.: Michael Barron.

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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other	Long-term Compensation Shares Granted	All Other Compensation	Total

Michael A. Barron,	2010	$180,000	$-	$-	-	$12,000	$192,000
CEO, Chairman	2009	$120,000	-	-	1,000,000	-	$120,000
and Director	2008	$90,000	-	-	-	-	$90,000

Joseph Cosio-Barron,	2010	$180,000	-	-	-	$12,000	$192,000
President, Secretary	2009	$120,000	-	-	1,000,000	-	$120,000
and Director	2008	$90,000	-	-	-	-	$90,000

John M. Zilliken	2010	$120,000	-	-	1,000,000	$9,000	$134,000
(appointed CFO on August 1, 2010)	2009	-	-	-	-	-	-
(resigned CFO on February 28, 2010)	2008	-	-	-	-	-	-

Theresa Carlise	2010	$30,000	-	-	-	$50,000	$80,000
(appointed CFO on December 1, 2009)	2009	$0	-	-	-	-	$0
(resigned CFO on July 18, 2010)	2008	$0	-	-	-	-	$0

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000.00.  Base salary will be increased to $300,000.00 based upon receipt of funding.  In addition, Mr. Barron is entitled to receive a incentive or performance bonus as follows:  1) Upon the company ‘s execution of a definitive agreement with AMTRAK, Executive shall be granted 1,000,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Executive shall be granted 500,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Executive shall be granted 500,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Executive shall be granted 500,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Executive shall be granted 1,500,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of February 1, 2010.

Our employment agreement with Joseph Cosio-Barron requires him to perform the duties of President at an annual salary of $180,000.00.  Base salary will be increased to $300,000.00 based only upon receipt of funding.  In addition, Mr. Barron is entitled to receive a incentive or performance bonus as follows:  1) Upon the company ‘s execution of a definitive agreement with AMTRAK, Executive shall be granted 1,000,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Executive shall be granted 500,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Executive shall be granted 500,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Executive shall be granted 500,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Executive shall be granted 1,500,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Cosio-Barron’s employment agreement commenced as of February 1, 2010.

Our employment agreement with Wanda Witoslawski requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Executive a base salary at the rate of $80,000.00 per year.  Base salary will be increased after a 90 day period to $120,000.00 per year based only upon receipt of funding, payable in accordance with the Company practices in effect from time to time.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  Executive shall also be eligible for stock option grants under the Company’s stock option plan as administered by the Board of the Compensation Committee of the Board if made available in the future.  Mrs. Witoslawski employment agreement commenced as of May 19, 2011.

Our employment agreement with John Zilliken requires him to perform the duties of Chief Operating Officer and Executive Vice President of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Executive a base salary at the rate of $125,000.00 per year.  Base salary will be increased to $225,000.00 per year based only upon receipt of funding.  1) Upon the company ‘s execution of a definitive agreement with AMTRAK, Executive shall be granted 500,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Executive shall be granted 250,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Executive shall be granted 250,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Executive shall be granted 250,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Executive shall be granted 750,000 shares.  He is also entitled to a car allowance of $750 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum equal to base salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Zilliken’s employment agreement commenced as of August 1, 2010.

Our employment agreement with John Marino requires him to perform the duties of Vice President Rail Operations of the company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Executive a base salary at the rate of $30,000 per year.  Additionally, Executive shall be entitled to 500,000 restricted shares of the Company common stock.  Executive shall be reimbursed by the Company for reasonable and necessary expenses associated with the duties defined herein.  Mr. Marino’s employment agreement commenced as of March 1, 2010.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Director Compensation

We currently compensate our directors for being a Board member the equivalent of 100,000 shares of common stock plus $12,000 annual fee for each member.

 Director Independence

None of our directors are independent directors, using the NASDAQ definition of independence.

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Stock Option Plan

Our Board of Directors has adopted a stock option plan and reserved an aggregate of 20,000,000 shares of common stock for grants of restricted stock and stock options under the plan.  The purpose of the plan is to enhance the long-term stockholder value of the Company by offering opportunities to officers, directors, employees and consultants of the Company to participate in our growth and success, and to encourage them to remain in the service of the Company and acquire and maintain stock ownership in the Company.

As of March 31, 2011, there were cancelled 2,000,000 outstanding options to purchase shares of common stock held by Michael Barron and Joseph Cosio-Barron, described below.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2011 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)
Allegheny Nevada Holdings Corporation (6)	1,980,866	5.05%
Joseph Cosio-Barron, President, Secretary and Director (1)	1,000,000	2.55%
Michael A. Barron, CEO and Chairman (1)	2,142,857	5.47%
CBS Consultants, Inc. (6)	1,482,295	3.78%
JMW Fund LLC (4)	2,803,559	7.15%
San Gabriel Fund LLC (4)	1,626,601	4.15%
Jameson Capital (5)	1,975,000	5.04%
Officers and Directors as a group (2 persons)	6,606,018	16.85%

(1)	The address of each of the beneficial owners is 6650 Via Austi Parkway, Suite 170, Las Vegas Nevada 89119, except as indicated.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 39,201,498 shares outstanding as of March 31, 2011.

(4)	The address is 4 Richland Place, Pasadena, CA 91103

(5)	The address is 4328 w. Hiawatha Drive, Spokane, WA 99208.

(6)	The address is 6650 Via Austi Parkway Suite 170 Las Vegas, Nevada 89119

Item 13.  Certain Relationships and Related Transactions and Director Independence

None of our directors are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron and Mr. Cosio-Barron and there other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of March 31, 2011 and 2010, the balance of the note was $107,562.62 and $78,236, respectively.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.  As of March 31, 2011, Allegheny Nevada Holdings has a 5.05% beneficial ownership in the Company.

Mr. Barron had advances to the Company of $8,493 as of March 31, 2010.  The Company repaid the advances resulting in $0 balance at March 31, 2011.  As of March 31, 2011 and 2010, Mr. Barron had accrued wages of $65,734 and $118.500, respectively.

Joseph Cosio-Barron, Director and Officer of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2011 and 2010 of $57,198 and $43,354, respectively.   As of March 31, 2011 and 2010, Mr. Cosio-Barron had accrued wages of $51,971 and $88,774, respectively.

Item 14.  Principal Accountant Fees and Services

Audit Fees
 The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2011 and 2010 were approximately $81,000 and $33,519, respectively.

Audit Related Fees

The aggregate fees billed by consultants for professional services in connection with the audit of the Company's annual financial statements, review of revenue recognition policies, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2011 and 2010 were $22,790 and $0, respectively.

Tax Fees

There were no fees for the fiscal years ended March 31, 2011 and 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

None

Audit Committee

The Company does not have an audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Consolidated Balance Sheets as of March 31, 2011 and 2010.

● Consolidated Statements of Operations for the fiscal years ended March 31, 2011 and 2010.

● Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2011 and 2010.

● Consolidated Statement of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2011 and 2010.

● Notes to Consolidated Financial Statements.

● Report of Independent Registered Public Accounting Firm.

    (3)           Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)
3.4A	Amended By-Laws of the Registrant dated November 3, 2008 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.4B	Amended Articles of Incorporation (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.5	Amended Articles of Incorporation as dated March 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.6
Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
10.1
Common Stock Purchase Agreement dated November 3, 2008, between Liberty Capital Asset Management, Inc. and Corporate Outfitters Inc.(incorporated herein by reference to Exhibit 10.1 on Form 8-K, as filed on November 25, 2008)

10.2	2008 Stock Option Plan dated November 1, 2008, (incorporated herein as referenced on Form 10-K, as filed on July 15, 2009).
10.3
Promissory Note dated February 28, 2010 by and between Liberty Capital Asset Management Inc. and Transportation Management Services Inc. (incorporated herein as referenced to Exhibit 11.2 on Form 10-K, as filed on June 30, 2010.)

10.3
Asset Purchase Agreement dated November 23, 2009, between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein by reference to Exhibit 10.1 on Form 8-K, as filed January 28, 2010).

10.4
Railcar Purchase Agreement dated February 8, 2010 by and between Liberty Capital Asset Management Inc. and Transportation Management Services Inc. (incorporated herein as referenced to Exhibit 11.3 on Form 10-K, as filed on June 30, 2010)

10.5	Bridge Loan and Security Agreement, South Lake Capital, dated January 25, 2010 (incorporated herein as to Exhibit 11.4 referenced on Form 10-K, as filed on June 30, 2010)
10.6	South Lake Capital LLC Promissory Note dated January 15, 2010 (incorporated herein as referenced to Exhibit 11.5 on Form 10-K, as filed on June 30, 2010)
10.7	South Lake Capital LLC Warrant Issuance and Release, dated May 29, 2010 (incorporated herein as referenced to Exhibit 11.6 on Form 10-K, as filed on June 30, 2010)
10.8	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)
10.9	Employment Agreement with John M. Zilliken (incorporated herein as referenced to Exhibit 10.7 on Form 8-K, as filed August 6, 2010)
10.10	Employment Agreement with Wanda Witoslawski (incorporated herein as referenced to Exhibit 10.7 on Form 8-K, as filed May 23, 2011)
10.11	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated October 4, 2010.
10.12	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010.
10.13	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 [SIGNATURES ON NEXT PAGE]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By :/s/ Michael A. Barron
Chief Executive Officer
(Principal Executive)

By: /s/Wanda Witoslawski
Chief Financial Officer
(Principal Accounting Officer)

June 24, 2011