Form 10-K/A
period 2011-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-06-28
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 23, 2011

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS:		(restated)
Current assets:
Cash	$16,313	$5,871
Other current assets	-	50,000
Assets to be disposed of, current	-	-
Total current assets	16,313	55,871

Property and equipment, net	-	59,272

Other assets:
Goodwill	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$860,010	$958,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Current maturities notes payable	$-	$131,250
Less current unamortized discount	-	-
Current maturities of long-term debt less unamortized discount	-	131,250
Short term note payable	-	55,000
Accounts payable and accrued expenses	16 9,955	21,633
Stock subscription payable	640,000	800,000
Notes payable related party	-	20,725
Liabilities to be disposed of , current	999 ,122	1,381,402
Total current liabilities	1,809,077	2,503,760

Long-term debt:
Principle amount of notes payable	-	93,750
Less unamortized discount	-	-
Long-term debt less unamortized discount	-	93,750

TOTAL LIABILITIES	1,809,077	2,503,760

Stockholders' deficit:
Common stock subscribed	210,000	-
Common stock , $0.0001 par value, 200,000,000 shares authorized and 39,201,498 and 22,889,686 shares issued and outstanding March 31, 2011and 2010, respectively	3,920	2,289
Additional paid in capital	8,640,512	6,464,307
Accumulated deficit	(9,803,499)	(8,011,516)
Total stockholders' deficit	(954,567)	(1,544,920)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$860,010	$958,840

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

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
		(restated)
Cash flows from operating activities:
Net loss	$(1,791,983)	$(3,700,430)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	728
Amortization of debt discount	166,930	-
Gain on extinguishment of debt	(238,374)	-
Loss on disposition of assets	2,965
Warrant issued for debt	-	160,000
Stock issued and subscribed for services	477,894	331,400
Stock issued for compensation	67,577	274,890
Stock based compensation non cash	80,522	80,522
Changes in operating assets and liabilities:
Decrease in assets of discontinued operations	-	2,087,467
(Increase) in goodwill associated with asset purchase	-	(843,697)
(Increase) decrease in other current assets	50,000	(50,000)
Increase (decrease) in liabilities of discontinued operations, net	( 349 ,438)	602,634
Increase (decrease) in stock subscription payable	-	800,000
Increase in accounts payable and accrued expenses	126 ,073	1,329
Net cash (used in) provided by operating activities	(1,407,834)	(255,158)

Cash flows from investing activities:
Purchase of fixed assets	-	(60,000)
Net cash used in investing activities	-	(60,000)

Cash flows from financing activities:
Proceeds of notes payable	175,000	280,000
Payments on notes payable	(5,000)	-
Proceeds for related notes payable	-	44,850
Payments for related notes payable	(20,725)	(24,125)
Reverse merger deficit in excess of capital	-	-
Stock issued for cash	1,269,001	-
Net cash provided by (used in) financing activities	1,418,276	300,725

Net increase (decrease) in cash and cash equivalents	10,442	(14,433)

Cash and cash equivalents, beginning of period	$5,871	$20,304
Cash and cash equivalents, end of period	$16,313	$5,871
Supplemental disclosure of cash flow information
Interest paid	$28,850	$2,500
Supplemental Schedule of Non-cash Financing Activities:
Warrant issued for debt	$160,000	$160,000
Stock issued for reduction of debt	$154,433	$247,667
Debt for stock rescission	$121,593	$-

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

The following table summarizes results from discontinued operations for the years ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

Revenue	52,506	46,943
Cost of Sales	-	-
Gross Profit	52,506	46,943
Expenses:
Salary & wages & payroll taxes	-	485,071
Selling, general and administrative	4,528	729,299
Professional fees	-	319,616
Depreciation expense		55,673
Total expenses	4,528	1,589,659
Income (loss) from operations	47,978	(1,542,716)
Other (expense) income
Interest expense	(31,821)	(32,143)
Loss on asset disposal	-	(210,231)
Gain on extinguishment of debt	-	142,693
Loan receivable loss	-	(653,897)
Write down of investment	-	(566,326)
Total other (expense) income	(31,821)	(1,319,633)
Netincome ( loss)	16,157	(2,862 , 349)

The following table summarizes assets and liabilities classified as discontinued operations

	March 31,	March 31,
	2011	2010

Cash		-
Other current assets		-
Loans		-
Property and equipment, net		-
Assets to be disposed of, current		-

Accounts payable and accrued expenses	684 ,301	956,954
Notes payable	150,060	270,365
Notes payable related party	164,760	154,084
Liabilities to be disposed of , current	999 ,122	1,381,402

(13)	Restatement of Previously Issued Financial Statements:

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

10.5	Bridge Loan and Security Agreement, South Lake Capital, dated January 25, 2010 (incorporated herein as to Exhibit 11.4 referenced on Form 10-K, as filed on June 30, 2010)
10.6	South Lake Capital LLC Promissory Note dated January 15, 2010 (incorporated herein as referenced to Exhibit 11.5 on Form 10-K, as filed on June 30, 2010)
10.7	South Lake Capital LLC Warrant Issuance and Release, dated May 29, 2010 (incorporated herein as referenced to Exhibit 11.6 on Form 10-K, as filed on June 30, 2010)
10.8	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)
10.9	Employment Agreement with John M. Zilliken (incorporated herein as referenced to Exhibit 10.7 on Form 8-K, as filed August 6, 2010)
10.10	Employment Agreement with Wanda Witoslawski (incorporated herein as referenced to Exhibit 10.7 on Form 8-K, as filed May 23, 2011)
10.11	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated October 4, 2010.
10.12	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010.
10.13	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011.
10.14	Letter with Oppenheimer & Co, Inc. dated May 3, 2011.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 [SIGNATURES ON NEXT PAGE]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By :/s/ Michael A. Barron
Chief Executive Officer
(Principal Executive)

By: /s/Wanda Witoslawski
Chief Financial Officer
(Principal Accounting Officer)

June 27 , 2011