Form 10-Q
period 2011-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-08-08
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Commission file number: 333-144973

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-646797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119
 (Address of principal executive offices)

(702) 583-6715
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of common stock held by shareholders based on the closing price of the registrant's common stock on the OTCBB on June 30, 2011 was $6,787,820.

Number of outstanding shares of common stock as of July 29, 2011 was 42,423,875.
Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [X]

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(unaudited)
Assets:
Current assets:
Cash	$21,322	$16,313
Other current assets	29,739	-
	-	-
Total current assets	51,061	16,313

Property and equipment, net	-	-

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

Total Assets	$894,758	$860,010

Liabilities and Stockholders' Deficit

Liabilities:
Current liabilities:
Short term notes payable	113,333	-
Accounts payable and accrued expenses	160,776	169,955
Stock subscription payable	640,000	640,000
Liabilities to be disposed of, current	978,053	999,122
Total current liabilities	1,892,162	1,809,076

Total Liabilities	1,892,162	1,809,076

Stockholders' deficit:
Common stock subscribed	-	210,000

Common stock, par value $0.0001, 200,000,000 shares
authorized, 42,423,875 and 39,201,498 shares issued and outstanding,
as of June 30, 2011 and March 31, 2011, respectively	4,242	3,920
Additional paid-in capital	9,214,014	8,640,512
Accumulated earnings	(10,215,660)	(9,803,499)
Total stockholders' deficit	(997,404)	(949,066)

Total Liabilities and Stockholders’ Deficit	$894,758	$860.010

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2011	2010

Revenues:	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
Salary, wages and payroll taxes	218,047	140,888
Selling, general and administrative	70,328	104,206
Professional fees	113,949	191,424
Depreciation expense	-	-
Total expenses	402,324	436,518

Loss from continuing operations	(402,324)	(436,518)

Other expense
Interest expense	(9,837)	(84,672)
Total other expense	(9,837)	(84,672)

Net loss from continuing operations	(412,161)	(521,190)

Discontinued operations:
Income from discontinued operations	-	4,164
Total discontinued operations	-	4,164

Net loss	$(412,161)	$(517,026)

Loss per share, from continuing operations	$(0.01)	$(0.02)
Earnings per share from discontinued operations	$0.00	$(0.00)
Loss per share	$(0.01)	$(0.02)

Weighted average number of common shares
shares outstanding, basic and diluted	41,427691	29,357,490

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(412,161)	$(517,026)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	-
Amortization of debt discount	-	63,106
Stock issued for services	47,193	86,750
Stock based compensation	(3,500)	17,000
Stock based compensation, non-cash	20,131	15,888
Changes in operating assets and liabilities:
	-	-
(Increase) decrease in other current assets	(29,739)	28,000
(Decrease) in liabilities of discontinued operations, net	(21,069)	(105,076)
Increase (decrease) in accounts payable and accrued expenses	(9,178)	25,676
Net cash (used in) operating activities	(408,323)	(385,682)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of stock	300,000	625,000
Proceeds from notes payable	113,333	175,000
Payments for related notes payable	-	(20,725)
Net cash provided by financing activities	413,333	779,275

Net increase in cash and cash equivalents	5,010	393,593

Cash and cash equivalents, beginning of period	$16,313	$5,871
Cash and cash equivalents, end of period	$21,322	$399,464

Supplemental disclosure of cash flow information
Interest paid	$-	$19,377

Supplemental disclosure of non cash investing and financing transactions
Stock issued from subscriptions	$210,000	$160,000
Warrants issued for debt discount	$-	$300,000
Stock issued for reduction of debt from discontinued operations	$-	$31,250

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of June 30, 2011 and 2010.

Business Overview

Las Vegas Railway Express, Inc. (formerly Liberty Capital Asset Management, Inc.) (the “Company”), a Delaware Corporation, is a business development company whose plan is to re-establish a conventional passenger train service between the Las Vegas and Los Angeles metropolitan areas. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in less than six hours. The Company is in a discussion with AMTRAK and Class 1 railroads seeking to secure rail services agreements. The Company has hired Transportation Management Services, Inc. for the procurement of 20 bi-level railcars and locomotives. The planned service is targeting a start date of late 2012. On January 21, 2010 the company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, Inc., a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

The Company was formed on March 9, 2007 as Corporate Outfitters, a development stage company. On November 3, 2008 with a share exchange, asset purchase agreement the Company acquired Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

CD Banc LLC was formed in 2003 as a Nevada limited liability corporation with the purpose of acquiring real estate assets and holding them for long-term appreciation.

 (2)           Summary of Significant Accounting Policies:

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $412,161 for the three months ended June 30, 2011 and an accumulative deficit of $10,215,660 through June 30, 2011. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services and achieves profitability. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2011, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2011, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of June 30, 2011 and March 31, 2011 the Company had recorded Goodwill of $843,697.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, , “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended June 30, 2011 and 2010 as the amounts are anti-dilutive.

Stock Issued for Services:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

(a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

New Accounting Pronouncements:

The Company has determined that the adoption of any proposed accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

(3)           Notes payable:

 A summary of notes payable is as follows:

	June 30,	March 31,
	2011	2011
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$126,005	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	24,055	24,055

Notes included in liabilities from discontinued operations	$150,060	$150,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012	100,000	-

Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8%
per annum, payable on May 17, 2012	13,333	-

Notes payable	$113,333	$-

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of June 30, 2011, there has been no demand made for repayment of the notes or accrued interest.

Short term financing included conversion provisions where at the option of the lender, all or any portion of the principal balance and accrued but unpaid interest into shares of the Company’s common stock at a conversion price per share, security or unit, as applicable, equal to 80% of the price per share for which shares of Common stock or other securities are sold and issued to purchaser in an Equity Financing.  For purposes of these notes, the Equity Financing means any sale by the Company of equity of convertible debt securities which yield at least $3 million in gross proceeds.  Pursuant to the guidance of FASB ASC 470-20 Debt with Conversion and Other Options, the conversion price discount is a beneficial conversion feature.  Following guidance on contingent beneficial conversion features in FASB ASC 470-20-35-3 the BCF is not recorded until the conversion actually occurs and that will determine the term of the amortization of the BCF.  The note payable for $13,333 consisted of proceeds of $10,000 and debt financing fee of $3,333.  The financing fee is included in other current assets and amortized as interest expense over the 12 month term of the loan.  The Company included $402 of amortized debt financing fee in interest.

Interest expense incurred under debt obligations amounted to $9,837 and $84,672, for the three months ended June 30, 2011 and 2010, including $63,106 in amortized debt discount in 2010.

(4)  Derivative Instruments:

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities .  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended June 30, 2011 and 2010, the Company had $20,130 and $15,888, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended June 30, 2011 and 2010.

The Company had approximately $140,916 and 161,046 of total unrecognized compensation cost related to unvested stock options at June 30, 2011 and March 31, 2011. This cost is being recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended June 30, 2011 and 2010.

(5)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock.   There were 42,423,875 and 39,201,498 shares of common stock outstanding as of June 30, 2011 and March 31, 2011, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the three months ended June 30, 2011, the Company issued, in a private placement, 1,341,382 shares of its common stock, for a total of $200,000.

On May 15, 2011, the Company issued 1,111,111 shares of its common stock for $100,000

During the three months ended June 30, 2011, the Company issued 219,884 shares of its common stock for consulting services totaling $47,193 and issued the subscribed 600,000 shares of common stock for services totaling $210,000.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

On June 28, 2011, the Company issued 200,000 shares of its common stock as compensation to directors of $34,000.  The fair value of the director services was determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

On May 31, 2011, the Company cancelled 250,000 restricted shares of common stock previously issued to a former officer of the Company.  The officer received the restricted shares in March 2011 per an employment agreement.  Upon resignation and termination of the employment agreement, the shares were returned to the treasury and cancelled.

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

(6)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2011 and 2010, the Company has 20,000,000 and 0 outstanding employee stock options, respectively.

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

The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for an estimated 2.5 year term; risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of (51%), the market value of the Company’s stock on grant date was $0.45.

At June 30, 2011, the Company had approximately $140,916 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the quarters ended June 30, 2011 and 2010.

A summary of the Company’s stock option activity follows:

	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding -
beginning of year	2,000,000	$0.50	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding -
June 30, 2011	2,000,000	$0.50	2,000,000	$0.50

Exercisable - June 30,2011	600,000	$0.50	400,000	$0.50

(7)  Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.

Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of June 30, 2011 and March 31, 2011 the balance of the note was $89,186 and $107,563, respectively.

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

As of June 30, 2011, Allegheny Nevada Holdings has a 4.67% beneficial ownership in the Company.

As of June 30, 2011, Mr. Barron has accrued wages of $63,383.

Joseph Cosio-Barron, Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share. As of January 15, 2011 the conversion was rescinded, returning the shares to the Company and restoring the note balance. No gain or loss was recognized in the rescission. As of June 30, 2011 and March 31, 2011 the balance of the note was $47,102 and $57,198, respectively.

As of June 30, 2011, Mr. Cosio-Barron has accrued wages of $49,620.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations .

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

Intellectual Property

None.

Employees

As of June 30, 2011 we had six full-time employees, of whom two were in administrative and four were in management.

Description of Property.

The company leases approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,700.

Results of Operations

Discontinued Operations – Loan Portfolio

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

Revenue for administrative services, for the quarter ended June 30, 2011, was $0 as compared to $4,814,  for the quarter ended June 30, 2010, a decrease of $4,814, as part of discontinued operations.

Selling, general and administrative, (SG&A), expenses were $0, for the quarter ended June 30, 2011, as compared to $650 in continuing operations for the quarter ended June 30, 2010, an decrease of $650 or 100.0%.  Salary and payroll taxes were $0 for the quarter ended June 30, 2011 as compared to $142,365 for the quarter ended June 30, 2010, decrease of $142,365 or 100%.  Professional fees were $0 for the quarter ended June 30, 2011 compared to $80,233 for the quarter ended June 30, 2010, and decrease of $80,233 or 100%.

Income from operations was $0, for the quarter ended June 30, 2011, compared to a income of $4,184 for the quarter ended June 30, 2010, a decrease of $345,385.

Continuing Operations – Passenger Train Service

For the quarter ended, June 30, 2011, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $218,047 compared to $140,888 during the quarter ending June 30, 2010, primarily due to additional staff as the business plan implementation and director compensation.  Selling, general and administrative expenses were $72,106 compared to $104,206, primarily from $20,750 reduction in contract labor.   Professional fees were $113,949 compared to 191,424 with the reduction in legal fees and services compensated in shares in the initial implementation of the business plan.  Interest expense was $9,837 compared to $84,672, resulting from the default and cancellation of debt in late 2010.  The resulting net loss from operations was $412,162 compared to a loss of 521,190.

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

The Company Filed with the SEC Rule 506 of Regulation D for a private offering to raise capital.  Under this registration statement, the Company raised $200,000 during the three months ended June 30, 2011.  The Company also received an additional $100,000 from an issuance of 1,111,111 shares of common stock to an investor out of the private offering.

On May 3, 2011, the Company engaged Oppenheimer & Co, Inc. as exclusive agent in a proposed $30 million private placement offering, subject to satisfactory completion of a due diligence inquiry.  However, we can give no assurance that these plans and efforts will be successful.

Cash Flows

Net cash used in operating activities for the quarter ended June 30, 2011 was $408,323 as compared to net cash used in operating activities for the quarter ended June 30, 2010 of $385,682. The primary sources of cash used in operating activities for the quarter ended June 30, 2011 was from net loss of $412,162, increase in prepaid expenses of $29,739, payments made on discontinued operations debt of $21,069, and a decrease in accounts payables and accrued liabilities of 9,178.  The cash provided came from stock issued for services and compensation of  $63,824.  In 2010, the net loss of $517,026 was increased by payments made on discontinued operations debt of $105,076 offset by amortized debt discount of $63,106, stock issued for services and compensation of $119,638, decrease in prepaid expenses of $28,000 and increase in accounts payable and accrued liabilities of $25,676.

Net cash provided by financing activities for the quarter ended June 30, 2011 was $413,333 from proceeds of sale of common stock of $300,000 and proceeds from notes payable of $113,333.  This compares to June 30, 2010 which had cash provided by financing activities of $779,275, consisting primarily of proceeds from sale of stock of $625,000 and proceeds of notes payable of $175,000, net of payments made on notes payable related party of $20,725.

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

Fair Value of Financial Instruments

Disclosure, pursuant to FASB ASC 825-10-50, is required of the fair value of financial instruments.  However, since most of the Company’s financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.

Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. .  Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, an increase in expenditures related to the maintenance of the rails owned by the Class I railroads could hinder the Company’s ability to maintain, improve or expand the rail network, facilities and equipment in order to accept or handle our Company’s increased demand. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

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

Our Board of Directors consists of Michael A. Barron, Joseph A. Cosio-Barron and Justin W. Yorke. Michael A. Barron and Joseph Cosio-Barron are executive officers and principal shareholders of the Company. Our Manager of Station development is the spouse of our CEO. Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

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

Item 4.   Controls and Procedures.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2011 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2011, the Company issued shares of its common stock to the following:

●  2,452,493 shares issued to three investors for a bridge loans for a total value of $300,000

●  250,000 shares cancelled to one employee as stock award for a total value of $37,500

●  219,884 shares issued to five consultants/contractors for a total value of $47,193

●  200,000 shares issued to directors of the Company’s board for a compensation for a total value of  $34,000

●  600,000 shares issued to from subscribed shares valued at $210,000

Item 3.  Default Upon Senior Securities

 None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

 None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Schema.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.
101.PRE	XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2011	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer