Form 10-Q
period 2011-09-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2011-11-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Yes [  ] No [X]

The aggregate market value of common stock held by shareholders based on the closing price of the registrant's common stock on the OTCBB on September 30, 2011 was $4,077,768.

Number of outstanding shares of common stock as of October 11, 2011 was 42,923,875.
Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [X]

LAS VEGAS RAILWAY EXPRESS, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheet - September 30, 2011 (unaudited) and March 31, 2011	4
	Consolidated Statements of Income and Other Comprehensive Income - for the Six and Three Months ended September 30, 2011 and September 30, 2010 (Unaudited)	5
	Consolidated Statements of Cash Flows - for the Three Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis or Plan of Operation	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	[REMOVED AND RESERVED]	24
Item 5.	Other Information	24
Item 6.	Exhibit - Description	24

SIGNATURES		25

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
Assets:
Current assets:
Cash	$1,756	$16,313
Other current assets	2,744	-
	-	-
Total current assets	4,500	16,313

Property and equipment, net	-	-

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

Total Assets	$848,197	$860,010

Liabilities and Stockholders' Deficit

Liabilities:
Current liabilities:
Short term notes payable	213,333	-
Less current unamortized discount	(53,876)	-
Short term notes payable, net of unamortized debt discount	159,457
Accounts payable and accrued expenses	295,151	169,955
Stock subscription payable	640,000	640,000
Liabilities to be disposed of, current	945,047	999,122
Total current liabilities	2,039,655	1,809,077

Total Liabilities	2,039,655	1,809,077

Stockholders' deficit:
Common stock subscribed	-	210,000

Common stock, par value $0.0001, 200,000,000 shares authorized, 42,923,875 and 39,201,498 shares issued and outstanding, as of September 30, 2011 and March 31, 2011, respectively	4,292	3,920
Additional paid-in capital	9,356,846	8,640,512
Accumulated earnings	(10,552,595)	(9,803,499)
Total stockholders' deficit	(1,191,457)	(949,067)

Total Liabilities and Stockholders’ Deficit	$848,197	$860,010

                     See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues:	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses:
Compensation and payroll taxes	219,163	183,388	437,211	324,276
Selling, general and administrative	54,276	48,846	124,604	153,052
Professional fees	44,339	184,438	153,227	375,862
Depreciation expense	-	-	-	-
Total expenses	317,778	416,672	715,042	853,190

Loss from continuing operations	(317,778)	(416,672)	(715,042)	(853,190)

Other (expense) income
Interest expense	(24,636)	(84,719)	(34,473)	(169,391)
Total other (expense)	(24,636)	(84,719)	(34,473)	(169,391)

Net loss from continuing operations	(342,414)	(501,390)	(749,515)	(1,022,581)

Discontinued operations:
Loss from discontinued operations	419	30,710	419	34,874
Total discontinued operations

Net loss	$(341,995)	$(470,681)	$(749,096)	$(987,707)

Net (loss) per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares shares outstanding, basic and diluted	42,535,350	35,697,586	42,039,980	32,544,390

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(749,096)	$(987,707)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	-	-
Amortization of debt discount	11,875	128,529
Stock issued for services	87,193	137,963
Stock based compensation	13,500	17,000
Stock based compensation, non-cash	40,261	31,775
Changes in operating assets and liabilities:

(Increase) decrease in other current assets	2,744	28,000
(Decrease) in liabilities of discontinued operations, net	(54,075)	(193,599)
Increase (decrease) in accounts payable and accrued expenses	125,196	34,027
Net cash (used in) operating activities	(527,889)	(804,012)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of stock	300,000	681,000
Proceeds from notes payable	213,333	175,000
Payments for related notes payable	-	(20,725)
Net cash provided by financing activities	513,333	835,275

Net increase in cash and cash equivalents	(14,566)	31,263

Cash and cash equivalents, beginning of period	$16,312	$5,871
Cash and cash equivalents, end of period	$1,756	$37,134

Supplemental disclosure of cash flow information
Interest paid	$400	$25,434

Supplemental disclosure of non cash investing and financing transactions
Stock issued from subscriptions	$210,000	$-
Warrants issued for debt discount	$65,752	$-
Stock issued for reduction of debt from discontinued operations	-	31,250

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)   Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of September 30, 2011 and 2010.

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

(2)  Summary of Significant Accounting Policies:

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $749,096 and $341,995 for the six and three months ended September 30, 2011 and an accumulative deficit of $10,552,595 through September 30, 2011. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2011, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2011, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of September 30, 2011 and March 31, 2011 the Company had recorded Goodwill of $843,697.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, , “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended September 30, 2011 and 2010 as the amounts are anti-dilutive.

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

New Accounting Pronouncements:
Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, result of operations or cash flows.

The Company has determined that the adoption of any additional accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

(3)  Notes payable:

 A summary of notes payable is as follows:

	September 30,	March 31,
	2011	2011
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010.	$126,005	$126,005

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	24,055	24,055

Notes included in liabilities from discontinued operations	$150,060	$150,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to an investor bearing interest at 8% per annum, payable on April 4, 2012	100,000	-

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8%per annum, payable on May 17, 2012	13,333	-

Secured promissory note, dated August 15, 2011, to an investor bearing interest at 10% per annum, payable on February 11, 2012	100,000
Notes payable	$213,333	$-

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of September 30, 2011, there has been no demand made for repayment of the notes or accrued interest.

The note payable for $13,333 consisted of proceeds of $10,000 and debt financing fee of $3,333.  The financing fee is included in other current assets and amortized as interest expense over the 12 month term of the loan.  The Company included $1,242 and $840 of amortized debt financing fee in interest for the six and three months ended September 30, 2011.

Notes payable also included 600,000 warrants to purchase common stock with an exercise price of $0.01 per share.  Using the Black-Sholes method of valuation, a debt discount of $65,752 was recorded.

Interest expense incurred under debt obligations amounted to $34,473 and $169,391 for the six months ended September 30, 2011 and 2010, including $11,875 and $128,529 in amortized debt discount in 2011 and 2010, respectively; and $24,636 and $84,719, for the three months ended September 30, 2011 and 2010, including $11,875 and $65,423 in amortized debt discount in 2011 and 2010, respectively.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities .  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended September 30, 2011 and 2010, the Company had $20,130 and $15,888, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended September 30, 2011 and 2010.

The Company had approximately $120,785 and 161,046 of total unrecognized compensation cost related to unvested stock options at September 30, 2011 and March 31, 2011. This cost is being recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended September 30, 2011 and 2010.

(6)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock.   There were 42,923,875 and 39,201,498 shares of common stock outstanding as of September 30, 2011 and March 31, 2011, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the six months ended September 30, 2011, the Company issued, in a private placement, 1,341,382 shares of its common stock, for a total of $200,000.

On May 15, 2011, the Company issued 1,111,111 shares of its common stock for $100,000.

During the six months ended September 30, 2011, the Company issued 219,884 shares of its common stock for consulting services totaling $47,193 and issued the subscribed 600,000 shares of common stock for services totaling $210,000.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the six months ended September 30, 2011, the Company issued 300,000 shares of its common stock as compensation to directors of $51,000.  The fair value of the director  services was determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

On May 31, 2011, the Company cancelled 250,000 restricted shares of common stock previously issued to a former officer of the Company.  The officer received the restricted shares in March 2011 per an employment agreement.  Upon resignation and termination of the employment agreement, the shares were returned to the treasury and cancelled.

During the six months ended September 30, 2011, the Company issued 400,000 shares of its common stock for employment compensation.

The Company issued 4,000,000 shares of its common stock as part of its Asset Purchase Agreement in the acquisition of railway assets.  Stock is issued upon the completion of certain agreements by and between the Company.  Specific contracts had been agreed upon to allow issuance of the 4,000,000 shares of the Company’s stock on April 23, 2010.  The remaining shares, 16,000,000, are to be issued upon the completion of certain agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

(7)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of September 30, 2011 and 2010, the Company has 20,000,000 and 0 outstanding employee stock options, respectively.

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

2011 Stock Option Plan provides for the grant of 20,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non
Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

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

At September 30, 2011, the Company had approximately $140,916 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the quarters ended September 30, 2011 and 2010.

A summary of the Company’s stock option activity follows:

	September 30, 2011		September 30, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	-	$-	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding - September 30, 2011	-	$-	2,000,000	$0.50

Exercisable - September 30,2011	-	$-	400,000	$0.50

(8)  Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.

Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of September 30, 2011 and March 31, 2011 the balance of the note was $89,186 and $107,563, respectively.

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

As of September 30, 2011, Allegheny Nevada Holdings has a 4.61% beneficial ownership in the Company.

As of September 30, 2011, Mr. Barron has accrued wages of $90,383.

Joseph Cosio-Barron, Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share. As of January 15, 2011 the conversion was rescinded, returning the shares to the Company and restoring the note balance. No gain or loss was recognized in the rescission. As of September 30, 2011 and March 31, 2011 the balance of the note was $46,102 and $57,198, respectively.

As of September 30, 2011, Mr. Cosio-Barron has accrued wages of $74,745.

(9)  Subsequent Events:

On October 6, 2011 the Company received $50,000 for a note payable dated September 30, 2011.  Warrants issued on September 30, 2011 in conjunction with the note valued at $19,282 were recorded as a debt discount.

On October 8, 2011 the Company received $250,000 for notes payable.  Warrants issued in conjunction with the notes valued at $104,563 were recorded as a debt discount.

On October 11, 2011 the Company issued 90,000 shares for $13,500.

On October 17, 2011 the Company issued 100,000 shares for director compensation to new chairman of the board of directors valued at $12,000.

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

These projects are the:

●
California-Nevada Super-Speed Train. For over twenty years, this project has proposed using Magnetic Levitation (Maglev) technology to carry passengers between Southern California and Las Vegas, traveling at speeds of up to 300 mph. The 269 mile alignment would largely follow the I-15 Freeway. Station stops tentatively include Anaheim, Ontario, Victorville, Barstow, Primm, and Las Vegas (2). Travel time between Anaheim and Las Vegas via this service is estimated to be less than 90 minutes. Work on this project has been suspended at this time, though scoping for a program-level EIR/EIS and project-specific EIS for the segment between Las Vegas and Primm have been completed. There is continuing Nevada interest in providing an initial segment between Las Vegas and Primm.

●
The DesertXPress would be a steel-wheel on steel rail high-speed rail service that would operate between Victorville, California, and Las Vegas, Nevada. Project proponents suggest that the service could either run within the median of Interstate I-15, or adjacent to it. This project is in preliminary discussions and an initial environmental review process is beginning shortly.

Intellectual Property

None.

Employees

As of September 30, 2011 we had six full-time employees, of whom two were in administrative and four were in management.

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

Revenue for administrative services, for the quarter ended September 30, 2011, was $419 as compared to $34,066, for the quarter ended September 30, 2010, a decrease of $33,647 as part of discontinued operations.

Selling, general and administrative, (SG&A), expenses were $0, for the quarter ended September 30, 2011, as compared to $3,356 in continuing operations for the quarter ended September 30, 2010, an decrease of $3,356 or 100.0%.

Net income from discontinued operations was $419 for the quarter ended September 30, 2011, compared to an income of $30,709 for the quarter ended September 30, 2010, a decrease of $30,290.

Revenue for administrative services, for the six months ended September 30, 2011, was $419 as compared to $38,880, for the six months ended September 30, 2010, a decrease of $38,461 as part of discontinued operations.

Selling, general and administrative, (SG&A), expenses were $0, for the six months ended September 30, 2011, as compared to $4,006 in continuing operations for the six months ended September 30, 2010, an decrease of $4,006 or 100.0%.

Income from operations was $419 for the six months ended September 30, 2011, compared to an income of $34,874 for the six months ended September 30, 2010, a decrease of $34,455.

Continuing Operations – Passenger Train Service

For the three months ended, September 30, 2011 and 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $219,164 compared to $183,380 during the quarter ending September 30, 2010, primarily from the addition of a Chief Financial Officer and director compensation in 2011.  Selling, general and administrative expenses were $54,276 compared to $48,846.  Decreases in filing fees and office expenses were offset by increases in officer auto allowances and increase in rent.   Professional fees were $44,339 compared to $184,438 with the reduction in legal fees and services compensated in shares in the initial implementation of the business plan.  Interest expense was $24,636 compared to $84,719, primarily from the default and cancellation of debt in late 2010.  The resulting net loss from operations was $342,414 compared to a 2010 loss of $501,390.

For the six months ended, September 30, 2011 and 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $437,211 compared to $324,276 during the six months ended September 30, 2010, primarily from the addition of a Chief Financial Officer and director compensation in 2011.  Selling, general and administrative expenses were $124,604 compared to $153,052.  Increases in officer auto allowances and rent were offset by decreases in office supplies, filing fees and contract labor.   Professional fees were $153,228 compared to $375,862 with the reduction in legal fees and services compensated in shares in the initial implementation of the business plan.  Interest expense was $34,473 compared to $169,391, primarily from the default and cancellation of debt in late 2010.  The resulting net loss from operations was $749,516 compared to a 2010 loss of $1,022,581.

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

The Company filed with the SEC Rule 506 of Regulation D for a private offering to raise capital in 2010 The Company has raised a total of $1,469,001 under the 506 filing as of September 30, 2011.  Under this registration statement, the Company raised $200,000 during the current six months ended September 30, 2011.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2011 was $527,899 as compared to net cash used in operating activities for the six months ended September 30, 2010 of $804,012. The primary sources of cash used in operating activities for the six months ended September 30, 2011 was from net loss of $749,096, increase in prepaid expenses of $2,744, payments made on discontinued operations debt of $54,075.  These uses were offset by $125,196 increase in accounts payable and accrued expenses, $87,193 in stock issued for services, $53,761 in stock for compensation, and $11,875 in amortized debt discount.

Net cash provided by financing activities for the quarter ended September 30, 2011 was $213,333 from proceeds from notes payable and $300,000 from the sale of stock.

Management currently believes that cash flows from equity investment and borrowings will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2012.

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

Significant, extended negative changes in domestic and global economic conditions that impact the customers transported by the Company and may have an adverse effect on the Company’s operating results, financial condition or liquidity. Declines in, economic growth and  the United States travel industry all could result in reduced revenues in one or more business units.

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

Our Board of Directors consists of Michael A. Barron, Joseph A. Cosio-Barron , Justin W. Yorke and Gilbert H. Lamphere. Michael A. Barron and Joseph Cosio-Barron are executive officers and principal shareholders of the Company. Our Manager of Station development is the spouse of our CEO. Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2011 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2011, the Company issued shares of its common stock to the following:

●	400,000 shares issued to one employee as per employment agreement for a total value of $40,000
●	100,000 shares issued to director for director compensation for a total value of $17,000

Item 3.  Default Upon Senior Securities

 None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

 None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: 11/14/2011	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer