Form 10-Q
period 2011-12-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2012-02-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
Commission file number: 333-144973

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-646797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119
 (Address of principal executive offices)

(702) 583-6712
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
Yes [  ] No [X]

The aggregate market value of common stock held by shareholders based on the closing price of the registrant's common stock on the OTCBB on December 31, 2011 was $3,557,541.

Number of outstanding shares of common stock as of February 14, 2012 was 44,469,262.
Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]       No [X]

LAS VEGAS RAILWAY EXPRESS, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheet - December 31, 2011 (unaudited) and March 31, 2011	4
	Consolidated Statements of Income and Other Comprehensive Income - for the Nine and Three Months ended December 31, 2011 and December 31, 2010 (Unaudited)	5
	Consolidated Statements of Cash Flows - for the Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis or Plan of Operation	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibit - Description	24

SIGNATURES		25

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
Assets:
Current assets:
Cash	$32,888	$16,313
Other current assets	1,251	-
	-	-
Total current assets	34,139	16,313

Property and equipment, net	3040	-

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

Total Assets	$880,877	$860,010

Liabilities and Stockholders' Deficit

Liabilities:
Current liabilities:
Short term notes payable	488,333	-
Less current unamortized discount	(73,767)	-
Short term notes payable, net of unamortized debt discount	318,019	-
Accounts payable and accrued expenses	245,665	169,955
Stock subscription payable	640,000	640,000
Liabilities to be disposed of, current	951,519	999,122
Total current liabilities	2,251,750	1,809,077

Total Liabilities	2,251,750	1,809,077

Stockholders' deficit:
Common stock subscribed	-	210,000

Common stock, par value $0.0001, 200,000,000 shares
authorized, 44,469,262 and 39,201,498 shares issued and outstanding,
as of December 31, 2011 and March 31, 2011, respectively	4,447	3,920
Additional paid-in capital	9,589,438	8,640,512
Accumulated earnings	(10,964,758)	(9,803,499)
Total stockholders' deficit	(1,370.873)	(949,067)

Total Liabilities and Stockholders’ Deficit	$880,877	$860,010

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Revenues:	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Expenses:
Compensation and payroll taxes	193,947	220,366	631,158	544,642
Selling, general and administrative	49,037	31,677	173,641	184,728
Professional fees	64,813	81,663	218,041	457,526
Depreciation expense	160	-	160	-
Total expenses	307,958	333,706	1,023,000	1,186,896

Loss from continuing operations	(307,958)	(333,706)	(1,023,000)	(1,186,796)

Other (expense) income
Interest expense	(105,316)	(48,706)	(139,790)	(198,116)
Gain on extinguishment of debt		238,374		238,374
Total other (expense)	(105,316)	189,668	(139,790)	40,258

Net loss from continuing operations	(413,274)	(144,038)	(1,162,790)	(1,146,638)

Discontinued operations:
Income from discontinued operations	1,112	6,644	1,531	21,536
Total discontinued operations

Net loss	$(412,163)	$(137,394)	$(1,161,259)	$(1,125,101)

Net (loss) per share basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of common shares
shares outstanding, basic and diluted	43,454,458	39,909,498	42,709,964	35,078,671

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,161,259)	$(1,125,101)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	160	-
Amortization of debt discount	96,547	166,930
Gain on extinguishment		(238,374)
Stock issued for services	99,993	231,083
Stock based compensation	25,500	17,000
Stock based compensation, non-cash	60,392	60,391
Changes in operating assets and liabilities:

(Increase) decrease in other current assets	(1,251)	28,000
(Decrease) in liabilities of discontinued operations, net	(46,603)	(303,287)
Increase (decrease) in accounts payable and accrued expenses	75,710	(19,825)
Net cash (used in) operating activities	(851,811)	(1,183,183)

Cash flows from investing activities:
Purchase of fixed assets	(3,200)	-
Net cash used in investing activities	(3,200)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	383,253	1,269,000
Proceeds from notes payable	488,333	175,000
Payments on notes payable	-	(5,000)
Payments for related notes payable	-	(20,725)
Net cash provided by financing activities	871,586	1,418,275

Net increase in cash and cash equivalents	16,575	235,092

Cash and cash equivalents, beginning of period	$16,313	$5,871
Cash and cash equivalents, end of period	$32,888	$240,963

Supplemental disclosure of cash flow information
Interest paid	$400	$27,726

Supplemental disclosure of non-cash investing and financing transactions
Stock issued for debt	$-	$154,433
Warrants issued for debt discount	$170,314	$-
Subscribed stock issued from Asset Purchase Agreement	-	160,000

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of December 31, 2011 and 2010.

Business Overview

Las Vegas Railway Express, Inc. (formerly Liberty Capital Asset Management, Inc.) (the “Company”), a Delaware Corporation, is a business company whose plan is to re-establish a conventional passenger train service between the Las Vegas and Los Angeles metropolitan areas. The business concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in less than six hours. The Company is in a discussion with AMTRAK and Class 1 railroads seeking to secure rail services agreements. The planned service is targeting a start date of early 2013. On January 21, 2010 the company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, Inc., a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

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

 (2)           Summary of Significant Accounting Policies:

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $1,161,259 and $412,163 for the nine and three months ended December 31, 2011 and an accumulative deficit of $10,964,758 through December 31, 2011. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2011, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2011, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of December 31, 2011 and March 31, 2011 the Company had recorded Goodwill of $843,697.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, , “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended December 31, 2011 and 2010 as the amounts are anti-dilutive.

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

New Accounting Pronouncements:

The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

(3)           Notes payable:

 A summary of notes payable is as follows:

	December 31,	March 31,
	2011	2011
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$126,005	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	22,055	24,055

Notes included in liabilities from discontinued operations	$148,060	$150,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012	100,000	-

Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8%
per annum, payable on May 17, 2012	13,333	-

Secured promissory note, dated August 15, 2011, to an	$100,000	-
investor, bearing interest at 10% per annum, payable
February 11, 2012.

Secured promissory note, dated September 30, 2011, to
an investor bearing interest at 10% per annum, payable on
March 28, 2012	50,000	-

Secured promissory notes, dated October 8, 2011,
to three investors bearing interest at 10% per annum,
payable on April 10, 2012	225,000	-

	$488,333	$-

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of December 31, 2011, there has been no demand made for repayment of the notes or accrued interest.

The note payable for $13,333 consisted of proceeds of $10,000 and debt financing fee of $3,333.  The financing fee is included in other current assets and amortized as interest expense over the 12 month term of the loan.  The Company included $2,082 and $840 of amortized debt financing fee in interest for the nine and three months ended December 31, 2011.

Short term financing included warrants to acquire stock at prices below the market value of the shares at time of vesting.  The Company accounts for debt with detachable warrants in accordance with ASC 470:  Debt and determined the fair value to be ascribed to the detachable warrants issued with the notes payable utilizing the Black-Scholes method.  The warrants were vested in accordance with the note terms and recorded against the debt as a debt discount.  The discount is amortized over the longest potential life of the notes.  The unamortized discount, if any, upon repayment of the notes will be expensed to financing costs.  Using the Black-Sholes method of valuation, a debt discount of $170,314 was recorded.

Interest expense incurred under debt obligations amounted to $139,790 and $198,116 for the nine months ended December 31, 2011 and 2010, including $96,547 and $166,930 in amortized debt discount in 2011 and 2010, respectively; and $84,672 and $48,706, for the three months ended December 31, 2011 and 2010, respectively.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities .  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the nine months ended December 31, 2011 and 2010, the Company had $60,392 and $60,392, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 60% and 40% for the periods ended December 31, 2011 and 2010.

The Company had approximately $100,655 and $161,046 of total unrecognized compensation cost related to unvested stock options at December 31, 2011 and March 31, 2011. This cost is being recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended December 31, 2011 and 2010.

(6)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock.   There were 44,469,262 and 39,201,498 shares of common stock outstanding as of December 31, 2011 and March 31, 2011, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the nine months ended December 31, 2011, the Company issued, in a private placement, 1,341,382 shares of its common stock, for a total of $200,000.

During the nine months ended December 31, 2011, the Company issued 2,443,641 shares of its common stock for $183,253.43.

During the nine months ended December 31, 2011, the Company issued 332,741 shares of its common stock for consulting services totaling $60,050 and issued the subscribed 600,000 shares of common stock for services totaling $210,000.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the nine months ended December 31, 2011, the Company issued 400,000 shares of its common stock as compensation to directors of $61,000.  The fair value of the director services was determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

On May 31, 2011, the Company cancelled 250,000 restricted shares of common stock previously issued to a former officer of the Company.  The officer received the restricted shares in March 2011 per an employment agreement.  Upon resignation and termination of the employment agreement, the shares were returned to the treasury and cancelled.

During the nine months ended December 31, 2011, the Company issued 400,000 shares of its common stock for employment compensation.

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

(7)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of December 31, 2011 and 2010, the Company has 20,000,000 and 0 outstanding employee stock options, respectively.

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

At December 31, 2011, the Company had approximately $100,655 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the quarters ended December 31, 2011 and 2010.

A summary of the Company’s stock option activity follows:

	December 31, 2011		December 31, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding -
beginning of year	2,000,000	$0.50	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding -
December 31, 2011	2,000,000	$0.50	2,000,000	$0.50

Exercisable - December 31, 2011	1,200,000	$0.50	800,000	$0.50

(8)  Related-Party Transactions:

Michael A. Barron, our CEO and Chairman of the Board of Directors, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.

Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.50 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of December 31, 2011 and March 31, 2011 the balance of the note was $89,186 and $107,563, respectively.

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

As of December 31, 2011, Allegheny Nevada Holdings has a 4.45% beneficial ownership in the Company.

As of December 31, 2011, Mr. Barron has accrued wages of $76,563.

Joseph Cosio-Barron, Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS has 22.9% ownership of Las Vegas Railway Express at the time of acquisition.

On October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.50 per share. As of January 15, 2011 the conversion was rescinded, returning the shares to the Company and restoring the note balance. No gain or loss was recognized in the rescission. As of December 31, 2011 and March 31, 2011 the balance of the note was $46,102 and $57,198, respectively.

As of December 31, 2011, CBS Consultants has a 3.33% beneficial ownership in the Company.

As of December 31, 2011, Mr. Cosio-Barron has accrued wages of $62,800.

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

Description of Business

Las Vegas Railway Express, Inc., formerly Liberty Capital Asset Management, Inc, a publicly traded Delaware Corporation, is a business company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles. The business concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:30 hours. The Company is in discussions with AMTRAK and the Class 1 railroads seeking to secure rail services agreements. The planned service is targeting a start date of early 2013. On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Las Vegas Railway Express, Inc. to Las Vegas Railway Express, Inc.

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

Intellectual Property

None.

Employees

As of December 31, 2011 we had five full-time employees, of whom one was in administrative and four were in management.

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

Revenue for administrative services, for the quarter ended December 31, 2011, was $1,112 as compared to $6,644, for the quarter ended December 31, 2010, a decrease of $5,532 as part of discontinued operations.

Net income from discontinued operations was $1,112 for the quarter ended December 31, 2011, compared to an income of $6,644 for the quarter ended December 31, 2010, a decrease of $5,532.

Revenue for administrative services, for the nine months ended December 31, 2011, was $1,531 as compared to $21,536, for the nine months ended December 31, 2010, a decrease of $20,005 as part of discontinued operations.

Income from operations was $1,531 for the nine months ended December 31, 2011, compared to an income of $21,536 for the nine months ended December 31, 2010, a decrease of $20,005.

Continuing Operations – Passenger Train Service

For the three months ended, December 31, 2011 and 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $193,947 compared to $220,366 during the quarter ending December 31, 2010, primarily from the elimination of COO position offset by an increase in director compensation in 2011.  Selling, general and administrative expenses were $49,037 compared to $31,677.  Decreases in filing fees and office expenses were offset by increases in officer auto allowances, medical insurance and licenses.   Professional fees were $64,813 compared to $81,663 with the reduction in legal fees and services compensated in shares in the initial implementation of the business plan and a smaller increase in investment transactions fees.  Interest expense was $105,316 compared to $48,706, primarily from the accretion of debt financing expenses on short term debt.  The resulting net loss from operations was $413,274 compared to a 2010 loss of $144,038.

For the nine months ended, December 31, 2011 and 2010, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $631,159 compared to $544,642 during the nine months ended December 31, 2010, primarily from the addition of a Chief Financial Officer and director compensation in 2011, offset by lower staff salaries and stock issued for compensation.  Selling, general and administrative expenses were $173,641 compared to $184,728.  Increases in officer auto allowances and rent were offset by decreases in office supplies, filing fees and contract labor.   Professional fees were $218,041 compared to $457,526 with the reduction in legal fees, services compensated in shares in the initial implementation of the business plan, and accounting fees from the restatement of prior period financial statements.  Interest expense was $139,789 compared to $198,116, with increases in 2011 from accretion of debt financing costs less than the debt financing costs expensed from the default and cancellation of debt in late 2010.  The resulting net loss from operations was $1,161,259 compared to a 2010 loss of $1,146,538.

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

The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development.  The Company has entered into a Memorandum of Understanding with AMTRAK for its train operations on January 13, 2011. This AMTRAK Agreement outlines the terms of the operations tasks which are the responsibilities of each party.  The Company has negotiated the procurement of bi-level railcars needed for its train consists. The planned service is targeting a start date for early 2013.  The Company has also entered into a feasibility and capacity planning agreement with Union Pacific Railroad. Burlington Northern Santa Fe has completed its feasibility and capacity planning study on behalf of the company. The Company has entered into a memorandum of understanding with the Plaza Hotel for use of a segment of their property as a passenger railway station in Las Vegas.

The Company filed with the SEC Rule 506 of Regulation D for a private offering to raise capital in 2010 The Company has raised a total of $1,469,001 under the 506 filing as of December 31, 2011.  Under this registration statement, the Company raised $200,000 during the current nine months ended December 31, 2011.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2011 was $851,811 as compared to net cash used in operating activities for the nine months ended December 31, 2010 of $1,183,183. The primary sources of cash used in operating activities for the nine months ended December 31, 2011 was from net loss of $1,162,259, payments made on discontinued debt of $47,603 offset by a  $75,710 increase in accounts payable and accrued expenses, $161,,395in stock issued for services, $25,500 in stock for compensation, and $96,547 in amortized debt discount.

Net cash provided by financing activities for the quarter ended December 31, 2011 was $488,333 from proceeds from notes payable and $383,253 from the sale of stock.

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

Our Board of Directors consists of Michael A. Barron, Joseph A. Cosio-Barron, Justin W. Yorke and Gilbert H. Lamphere. Michael A. Barron and Joseph Cosio-Barron are executive officers and principal shareholders of the Company. Our Manager of Station development is the spouse of our CEO. Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.  We have attempted to ensure that any such transactions were entered into on terms that were no less favorable than could have been obtained in transactions with unrelated third parties.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2011 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended December 31, 2011, the Company issued shares of its common stock to the following:

●	400,000 shares issued to one employee as per employment agreement for a total value of $40,000
●	112,857 shares issued as a compensation for services for a total value of $12,800
●	1,332,530 shares issued for a total value of $83,253.

Item 3.  Default Upon Senior Securities

 None

Item 4.  Mine Safety Disclosures

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

Date: 2/14/2012	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer