Form 10-K
period 2012-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2012-07-10
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number
000-54648
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

Yes [  ] No [ X ]

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTCBB on March 31, 2012 was $4,378,818.

Number of outstanding shares of common stock as of June 22, 2012 was 83,362,303.

Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

Item 1.  Description of Business

Las Vegas Railway Express, Inc.  (the “Company”, “we”, “us”, or “our”) was formed as a Delaware corporation in March 9, 2007 as Corporate Outfitters, Inc., a development stage company whose business plan involved establishing itself as a specialized brand promotional merchandising company. On November 3, 2008, pursuant to a common stock purchase agreement, the Company acquired all of the outstanding capital stock of Liberty Capital Asset Management. In connection with the acquisition, the Company changed its name to Liberty Capital Asset Management, Inc. and changed its business plan to one of acquiring pools of non-performing loans and restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner. On January 21, 2010, the Company acquired all of the assets of Las Vegas Railway Express, a Nevada corporation. In connection with the acquisition, the Company changed its name to Las Vegas Railway Express, Inc. and changed its business plan to one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada.

Company Overview

The Company’s plan is to establish a rail passenger train service between Las Vegas and Los Angeles using existing railroad lines currently utilized by two Class I railroads, Burlington Northern and Union Pacific. The development concept is to provide a Las Vegas style experience on the train (which we plan to call the “X” Train), which would traverse the planned route in approximately 5 hours. We plan to operate a single travel route marketed primarily to a leisure traveler from the Southern California basin  enabling us to sell rail travel as a stand-alone operation with hotel rooms and other travel related services. Our unique travel option will offer a diversified product that will set us apart from travel related options of automobile and air.

The Company is in discussions with both the Union Pacific Railroad and the BNSF Railway seeking to secure rail trackage rights agreements. The Company has reached a preliminary agreement with Union Pacific Railroad awaiting finalization of the BNSF agreement and certain capital planning issues. An updated capacity planning and feasibility analysis has substantially been completed for Union Pacific and is in final discussion with BNSF. A series of passenger railcars has been negotiated to be acquired under an agreement with Transportation Management Services.  The Company has executed a Memorandum of Understanding (or MOU) with the Plaza Hotel as a Las Vegas station site and has a similar pending agreement with the City of Fullerton for use of that station for the Los Angeles terminus of the service. The Company has executed an MOU with AMTRAK outlining duties and responsibilities of each party.

The Company estimates that it will need to obtain $35MM in additional capital to begin operations of our train service. The Company intends to seek to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for   railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. Subject to obtaining needed funding, the Company estimates that the train service will start in 3rd quarter of 2013.

Prior to commencing operations of the train service, the Company will also need to secure all of the above agreements with Union Pacific Railroad and BNSF. Additionally, we will have to finalize our haulage agreement with Amtrak.

The Company’s common stock is currently quoted on the OTCBB under the symbol XTRN. The company website is www.vegasxtrain.com. The contents of this site are not incorporated in this Memorandum.

The Company maintains offices at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.

Marketplace

There has been no regular passenger rail service between these two demographic areas for 13 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 (I-15). Over 12 million people travel this corridor from LA to Las Vegas every year and as the LA population grows, so will the traffic on this highway. The forecast for traffic on I-15 is expected to be 17 million by 2030. It is congested and becoming increasingly so, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., Friday and Sunday afternoons to 6 hours or more). With increasing fuel costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product with a Vegas motif, is a viable alternative.

The Southern California traveler represents a third of all visitors to Las Vegas and 95% of these travelers use their automobile to travel to Las Vegas. If we capture 237,000 of these drivers (2.0% of the total marketplace) in Year 1, it will fill our product to its initial capacity and achieve profitability with additional capacity being added through Year 5.

Travel from Southern California to Las Vegas constitutes a major portion of visitor activity and is a financial foundation for the economy of the Las Vegas region. About a third of all Vegas visitors are Californians, according to a survey by the Las Vegas Convention and Visitors Authority in 2010. Statistics collected by the Center for Business and Economic Research at UNLV show that of 44.5 million annual visitors that drove into the Las Vegas Valley in 2010, 27% arrived from Southern California.

Products and Services

Class 1 Railroad Access

The Burlington Northern Santa Fe Railroad and the Union Pacific Railroad are the two largest Class 1 railroads in the United States and own the railroad right of way between Los Angeles, California and Las Vegas, Nevada, where we plan to have the “X” Train operate its service. The first step in allowing any passenger train service along their infrastructure is the completion of capacity planning and logistics studies in order for the Class I railroads to align the introduction of passenger service with their existing freight business.  Final scheduling of the “X” Train time slot will be finalized by the third quarter of 2012.

AMTRAK

We entered into an arrangement with AMTRAK in September 2009 in connection with our goal of reinstating passenger rail service on the Las Vegas/Los Angeles rail corridor. AMTRAK had planned, but abandoned the service when their Federal funding did not materialize in 2006. We then began negotiations with AMTRAK to take over their position to run service on the route. Now, almost 3 years later, we have executed with AMTRAK the first of several agreements on this route and they have agreed to provide  locomotive engineers, conductors, train servicing, maintenance, ticketing services, and a host of other services associated with the operations of The “X” Train.

Train Operations

The proposed route of The “X” Train is approximately 300 miles with the end points being Fullerton, California and then direct to Las Vegas, Nevada, The railroad Rights-of-Way (ROW) over which passenger train service could operate between Las Vegas and Los Angeles, California include privately and publicly owned segments. The privately-held portions are owned either by BNSF Railway (BNSF) or by Union Pacific Railroad (UPRR).

Las Vegas Railway Express, Inc. has negotiated a trackage rights agreement with Union Pacific Railroad allowing our “X” Train access to their portion of our route. This agreement from Union Pacific Railroad is pending execution subject to the concurrence of the Burlington Northern Santa Fe Railroad by 3rd quarter of 2012.

Our agreements with the owners of the track where our route will travel and our willingness to pay the owners a competitive market rate gives our “X” Train the status needed to meet our scheduled travel times. In railroad terms, the owners of the track will allow our “X” Train to pass slower and longer freight trains by moving to the numerous sidings along the route. Further, such track owners will ensure immediate  maintenance of any and all track maintenance and other services that we would rely on for prompt and safe service.

In addition, the Class 1 railroads have completed their capacity planning analysis . These projects are performed by the railroad companies and include a specific time and destination study of the exact consist we will be running on the proposed existing rail infrastructure in our route..

Haulage Agreements

Our agreement with AMTRAK would provide us with trained T&E crews, consulting and inspection services during design, development and construction and daily inspections services to ensure safe and reliable operations. In addition to the stated services, our agreement and operating partnership would bring the following strengths:

●	Experience in operating passenger rail service
●	Existing contracts with Class I railroads
●	Liability insurance caps
●	Experienced crew and maintenance teams
●	Established ticketing infrastructure on- line for cross marketing opportunities
●	Established relationships with host railroads

AMTRAK will not be involved in any customer service operations related to our stated customer service standards.

Fullerton Station

As the Los Angeles departure and arrival points of our service, Fullerton was chosen for a number of reasons.

●	Within 26 miles from LA
●	Located in the sixth largest population county in the United States
●	Links to Los Angeles County via public roads, bus and rail routes
●	Very affluent
●	Tourism-centric
●	Connection to MetroLink services where there are over 15,000 daily boarding’s with easy connection to Union Station passengers
●	Strategic marketing and ridership partnership opportunities with MetroLink
●	Proximity to Disneyland for Las Vegas marketing efforts

Las Vegas Station

Our Las Vegas arrival statement will be located within the Downtown Las Vegas gaming and resort district boarding and connected to the recently remodeled Plaza Hotel and Casino. Adjacent to Union Pacific’s main line and Symphony Plaza, our re-modeled station (formally AMTRAK’s Las Vegas station for its Dessert Wind) was chosen for:

●	Its parking and local transportation ease of ingress and egress
●	Location along the Union Pacific Railroad mainline
●	10 minutes from over 150,000 hotel rooms
●	Impact of ridership views along the famous Las Vegas “Strip”
●	Strategic alliances with Fremont Street Experience, Downtown Redevelopment Agency and Las Vegas Convention and Visitors Agency
●	Low cost proximity to traveling staff accommodations

Plaza
TRAIN
R&O
CARPENTER SELLERS DEL GATTO ARCHITECTS
WWW.CSDARCHITECTURE.COM

These are examples of specifications and drawing disclosures of the train and station concept that will help you understand what constitutes a complete design of the train, which are provided as examples only.  Actual designs will vary from these illustrations.

Our Business Strategy

Capture And Divert Current Automobile Travelers.  95% of the 12,000,000 annual visitors from the Southern California/Los Angeles market drive to Las Vegas. In order to fill the initial “X” Train, we need only to divert/convert 237,000 from their car to the train or just 2.0% of the total annual drivers. The two demographic areas have significantly grown their population bases without the needed automobile infrastructure growing with it. 95% of all Las Vegas travelers from the Southern California basin drive to Las Vegas using the I-15 corridor.

Operating Partnerships with Host Railroads to Deliver on Time Performance.  Our agreements and our ability to pay a “market rate” with the two host railroad companies will be designed to ensure we and they will have no issues with their freight business and that they will ensure a high on-time result.

Operating Partnerships with Los Angeles based commuter Rail services. Metrolink.  The “X” Train is leveraging various relationships in the Los Angeles Metro area and one of them is the co- marketing plan with Metrolink. Metrolink operates commuter passenger rail service in the greater Los Angeles metro area and services over 12 million riders annually. Metrolink has 55 local train stations which share the same right of way and/or connect to X Train planned station at  Fullerton, California. By joint venturing a marketing plan with Metrolink, “X” Train gains access to its ridership for travel to Las Vegas.

Metrolink is looking to expand its weekend ridership and the “X” Train is a viable candidate. Discussions have already begun with Metrolink towards forging a joint marketing and operations plan for “X” Train to have access to the 55 stations in the Metrolink network.

Capacity Management.  We plan to start out with two (2) roundtrips a week. We anticipate that our capacity will be nearly 1,200 passengers a day. If demand fluctuates, we anticipate that we will have the ability to add or subtract cars to meet the demands of each day. In year 2 of our Business Plan we plan to add two additional trains to our schedule and by year 5 we anticipate having 10 trains running on this route.

Low Operating Costs.  Most transportation travel companies have very high fixed and variable costs associated with operating their businesses and can comprise up to 70% of all of their operating costs.  Our model projects a stabilized cost associated with hauling our train comprised of negotiated rates with the host railroads. Corporate overhead is minimal.

Competition

Las Vegas Railway Express’ “X” Train will have no conventional passenger rail service competing against our product. The 2012 Nevada State Rail Plan (www.nvrailplan.com) reviewed all the proposals for rail services for the year and Las Vegas Railway Express, Inc. was among the recommended projects.

There are two proposed high speed rail alternatives:

DesertXpress - Private Las Vegas Company

●	High-speed rail
●	Las Vegas to Victorville, CA (85 miles from Los Angeles)
●	Requires right-of-way acquisition
●	$6 billion to construct new rail system
●	7-10 years to complete if funded

Mag-Lev - American Mag-Lev Sponsor

●	High-speed magnetic levitation technology
●	Las Vegas to Anaheim, CA (25 miles from Los Angeles)
●	Requires right-of-way acquisition
●	$15 billion to construct
●	15 years to complete if funded

Intellectual Property

None.

Employees

As of March 31, 2012, we had 5 full-time employees, of whom 1 was in an administrative position and 4 were in management.

Item 1A.  Risk Factors

Risk Factors

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

We have net losses of $1,820,113 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have an accumulated deficit of $11,623,612.  There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.

Changes in United States government policies could change the macroeconomic environment and affect demand for the Company’s services. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, an increase in expenditures related to the maintenance of the rails owned by the Class I railroads could hinder the Company’s ability to maintain, improve or expand the rail network, facilities and equipment in order to accept or handle our Company’s increased demand. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental laws and regulation with respect to its and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across our host railroads’ infrastructure may pose significant operating and implementation risks and could require significant capital expenditures.

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

Significant, extended negative changes in domestic and global economic conditions that impact the customers transported by the Company and may have an adverse effect on the Company’s operating results, financial condition or liquidity. Declines in economic growth and the United States travel industry all could result in reduced revenues in one or more business units.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition or liquidity.

Challenging economic conditions may not only affect revenues due to reduced demand for many goods and services, but could result in payment delays and increased credit risk. Railroads are capital-intensive and may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company may be able to offset a significant portion of these higher fuel costs through a fuel surcharge program or increase in ticket prices, which may result in loss of customers.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

The Company’s success will be dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended March 31, 2012, states that there is a substantial doubt that we will be able to continue as a going concern.

Our auditors' report on our audited March 31, 2012 financial statements, and Note 2 to such financial statements, reflect the fact that without raising additional financing through loans or stock sales, it would be unlikely for us to continue as a going concern.  The business plan requires extensive infrastructure and capital expenditures prior to commencement of revenue generating operations. There can be no assurance that we will be able to raise additional capital and if we are unable to do so we may have to cease operations.

RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends on common stock in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "XTRN".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Item 2.  Description of Property.

As of March 31, 2012, we lease approximately 2,600 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada. Our lease for this space expires in February 2013 and provides for monthly payments of $5,800.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report on Form 10-K, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “XTRN”.  On June 6, 2012, the last trade of our stock was at the price of $0.065 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended March 31, 2012:	High	Low
Quarter Ended June 30, 2011	$0.27	$0.15
Quarter Ended September 30, 2011	$0.19	$0.095
Quarter Ended December 31, 2011	$0.13	$0.07
Quarter Ended March 31, 2012	$0.11	$0.06

Year Ended March 31, 2011:	High	Low
Quarter Ended June 30, 2010	$0.25	$0.13
Quarter Ended September 30, 2010	$0.35	$0.18
Quarter Ended December 31, 2010	$0.33	$0.08
Quarter Ended March 31, 2011	$0.29	$0.11

Number of Stockholders

As of March 31, 2012, there were 188 stockholders of record of our common stock.

Dividend Policy

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

Equity Compensation Plan Information as of March 31, 2012

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$-	20,000,000
Equity compensation plans not approved by security holders	2,226,174	$0.14	27,000,000
Total		$-	47,000,000

Recent Sales of Unregistered Securities.

On May 3, 2012, Las Vegas Railway Express, Inc. (the “Company”) entered into an a subscription agreement with an accredited investor, pursuant to which the Company sold 3,000,000 shares of common stock for an aggregate purchase price of $150,000. On May 23, 2012 the Company sold 1,500,000 shares of common stock for an aggregate purchase price of $75,000 and on May 31, 2012 the Company sold 8,300,000 shares of common stock for an aggregate purchase price of $415,000. In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.  Selected Financial Data

Not applicable.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements.  In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

Las Vegas Railway Express, Inc. (the "Company”, “Las Vegas Railway”, “we”, “our” or “us”), a Delaware corporation, is a company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles using existing freight railroad lines. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5:00 hours. We plan to operate a single travel route marketed primarily to a leisure traveler from the Southern California basin  enabling us to sell rail travel as a stand-alone operation bundled with hotel rooms and other travel related services. Our unique travel option will offer a diversified product that will set us apart from travel related options of automobile and air.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2012 or 2011.

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

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements as a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model or similar methodologies for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over any vesting periods.

Results of Operations

Railway Passenger Train Service

Through March 31, 2012, the railcar operations have not generated any revenues.  For the years ended March 31, 2012 and 2011 salary, wages and payroll taxes were $1,128,689 and $780,849 (44.5% increase), selling, general and administrative expenses were $233,578 and $314,834 (25.8% decrease), professional fees were $268,731 and $752,052 (64.3% decrease), and depreciation expense was $320 and $0 for a net operating loss of $1,631,318 versus $1,847,735 (11.7% decrease).  Increase in payroll and decrease in professional fee were caused by hiring employees instead of using consultants.

For the years ended March 31, 2012 and 2011, interest income was $0 and $3,000. Interest expense was $207,792 and $198,813 (4.5% increase). Net loss from continuing operations for the years ended March 31, 2012 and 2011 were $1,839,109 and $1,808,140 (1.7% increase)..

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained losses from continuing operations of $1,820,113 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

We believe that the successful growth and operation of our business is dependent upon our ability to do any or all of the following:
●	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and
●	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term.

The Company raised $ 383,253 during the year ended March 31, 2012 from private offerings of stock.  The Company also received an additional $788,333 from the issuance of debt.

On April 27, 2012 the Company commenced a private offering of common stock to raise interim funds (up to $1.5MM) through a private offering memorandum. As of June 22, 2012, the Company has received gross proceeds of $1,120,000 from the sale of 22,400,000 shares of common stock. The Company anticipates this will provide the Company with sufficient operating cash for at least one year. The Company anticipates that it will need to secure $35MM in funding to commence operations of The X Train service. The Company intends to seek such funding through private or public sales of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

Cash Flows

Net cash used in operating activities for the years ended March 31, 2012 and 2011 was $1,170,110 and $1,407,834, respectively.  The primary sources of cash used in operating activities for the years ended March 31, 2012 and 2011 were from net losses of $1,867,443 and $1,791,983. The non-cash components of operating expenses during the years ended March 31, 2012 and 2011 were primarily stock issuances for $553,515 and $625,993 in expense and amortization of debt discount of $170,314 and $166,930.

Net cash used for investing activities during the years ended March 31, 2012 and 2011 were $3,200 and $0 for the purchase of copier.

Net cash provided by financing activities for the years ended March 31, 2012 and 2011 were $1,171,587 and $1,418,276, respectively.  In 2012, the Company sold stock for $383,254 and issued debt of $788,333.  In 2011, the Company sold stock for $ 1,269,001 and issued debt of $175,000.  During the years ended March 31, 2012 and 2011, $0 and $20,725 was paid on related party payables.

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

Revenues from loan payments after the write-off of the loan portfolio, for the years ended March 31, 2012 and 2011, were $4,315 and $52,506, respectively, a decrease of $48,191 (91.3%).

Expenses for discontinued operations were $32,649 and $36,349, for the years ended March 31, 2012 and 2011, a decrease of $3,700 or 10.2%.  Expenses were primarily interest costs on notes from discontinued liabilities.

Prior to the Company’s corporate restructuring in 2010, the Company had several accounts payable dating back to 2008 and prior (the “Liberty Capital Payables”). All of these Liberty Capital Payables were related to business operations which were discontinued in January 2010. In 2009, the Company updated its internal review of the status of the Liberty Capital Payables and recorded a $47,330 gain resulting from relief of liabilities that were cleared based on expiration of Nevada statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior tax assets had a 100% valuation allowance resulting in no balance sheet or income statement adjustments for taxes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Las Vegas Railway Express, Inc., as of March 31, 2012 and 2011, and the related statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc.  as of March 31, 2012 and 2011, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted (GAAP) in the United States of America.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
July 9, 2012

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS:
Current assets:
Cash	$53,632	$16,313
Other current assets	47,028	-
Assets to be disposed of, current	-	-
Total current assets	100,660	16,313

Property and equipment, net	2,880	-

Other assets:
Goodwill	843,697	843,697
Total other assets	843,697	843,697

TOTAL ASSETS	$947,237	$860,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Current maturities notes payable	$788,333	$-
Less current unamortized discount	0	-
Current maturities of long-term debt less unamortized discount	788,333	-
Short term note payable	-	-
Accounts payable and accrued expenses	236,009	169,955
Stock subscription payable	640,000	640,000
Notes payable related party	-	-
Liabilities to be disposed of , current	$905,950	$999,122
Total current liabilities	2570,292	1,809,077

TOTAL LIABILITIES	2,570,292	1,809,077

Stockholders' deficit:
Common stock subscribed	-	210,000
Common stock , $0.0001 par value, 200,000,000 shares
authorized and 48,653,530 and 39,201,498 shares
issued and outstanding March 31, 2012and 2011, respectively	4,865	3,920
Additional paid in capital	9,995,692	8,640,512
Accumulated deficit	(11,623,612)	(9,803,499)
Total stockholders' deficit	(1,623,055)	(949,067)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$947,237	$860,010

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	March 31,	March 31,
	2012	2011

Revenues:
Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
Salary & wages & payroll taxes	1,128,689	780,849
Selling, general and administrative	233,578	314,834
Professional fees	268,731	752,052
Depreciation expense	320	-
Total expenses	1,631,318	1,847,735

Income (loss) from operations	(1,631,318)	(1,847,735)

Other (expense) income
Interest income	-	3,000
Interest expense	(207,792)	(198,813)
Loss on disposition of assets	-	(2,965)
Gain on extinguishment of debt	-	238,374
Total other (expense) income	(207,792)	39,596

Net (loss) income from continuing operations	(1,839,109)	(1,808,140)

Discontinued operations:
Income from discontinued operations	18,996	16,157
Total discontinued operations	18,996	16,157

Net loss	$(1,820,113)	$(1,791,983)

Earnings loss per share, from continuing operations	$(0.04)	$(0.05)
Earnings per share, from discontinuing operations	$0.00	$0.00
Earnings loss per share	$(0.04)	$(0.05)

Weighted average number of common shares
outstanding, basic and diluted	43,680,249	36,253,005

See accompanying notes to consolidated financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	March 31,	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,820,113)	$(1,791,983)

Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	320	-
Amortization of debt discount	170,314	166,930
Gain on extinguishment of debt	-	(238,374)
Loss on disposition of assets	-	2,965
Warrant issued for debt	-	-
Stock issued and subscribed for services	127,493	477,894
Stock issued for compensation	345,500	67,577
Stock based compensation non cash	80,522	80,522
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(47,028)	50,000
(Decrease) in liabilities of discontinued operations, net	(93,172)	(349,438)
Increase in accounts payable and accrued expenses	105,096	126,073
Net cash (used in) operating activities	(1,131,068)	(1,407,834)

Cash flows from investing activities:
Purchase of fixed assets	(3,200)	-
Net cash used in investing activities	(3,200)	-

Cash flows from financing activities:
Proceeds of notes payable	788,333	175,000
Payments on notes payable	-	(5,000)
Proceeds for related notes payable	-	-
Payments for related notes payable	-	(20,725)
Reverse merger deficit in excess of capital	-	-
Stock issued for cash	383,254	1,269,001
Net cash provided by (used in) financing activities	1,171,587	1,418,276

Net increase (decrease) in cash and cash equivalents	37,319	10,442

Cash and cash equivalents, beginning of period	$16,313	$5,871
Cash and cash equivalents, end of period	$53,632	$16,313
Supplemental disclosure of cash flow information
Interest paid	$-	$28,850
Supplemental Schedule of Non-cash Financing Activities:
Warrant issued for debt	$-	$160,000
Stock issued for reduction of debt	$39,042	$154,433
Debt for stock rescission	$-	$121,593

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Common Stock				Paid in	Accumulated
	Shares	Amount	Subscriptions	Warrants	Capital	Deficit	Total

Balance March 31, 2010 (restated)	22,889,686	$2,289	$-	-	$6,464,307	$(8,011,516)	(1,544,920)

Stock issued for cash	8,049,411	805	-	-	1,268,196	-	1,269,001
Stock issued from subscriptions payable	4,000,000	400	-	-	159,600	-	160,000
Stock issued for services	2,388,416	239	210,000	-	267,655	-	477,894
Stock issued for compensation	454,615	45	-	-	67,531	-	67,577
Stock issued for debt	1,451,174	145	-	-	154,287	-	154,433
Stock issued for Warrant and debt discount	2,400,000	240	-	-	299,760	-	300,000
Rescission of stock issued for debt	(2,431,804)	(243)	-	-	(121,347)	-	(121,590)
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Net loss	-	-	-	-	-	(1,791,983)	(1,791,983)

Balance March 31, 2011	39,201,498	$3,920	$210,000	-	$8,640,512	$(9,803,499)	(949,067)

Stock issued for cash	3,785,023	379	-	-	382,875	-	383,254
Stock issued from subscriptions payable	600,000	60	(210,000)	-	209,940	-	-
Stock issued for services	982,741	98	-	-	127,395	-	127,493
Stock issued for compensation	4,334,268	433	-	-	421,609	-	422,042
Warrants issued for debt discount	-	-	-		170,314	-	170,314
Stock based compensation cost options	-	-	-	-	80,522	-	80,522
Rescission of stock issued to former officer	(250,000)	(25)	-	-	(37,475)	-	(37,500)

Net loss	-	-	-	-	-	(1820,113)	(1,820,113)
Balance March 31, 2012	48,653,530	4,865	-	-	9,995,692	(11,623,612)	(1,623,055)

See accompanying notes to consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 and 2011

(1)    Description of Business:

Las Vegas Railway Express, Inc.  (the “Company”, “we”, “us”, or “our”) was formed as a Delaware corporation in March 9, 2007 as Corporate Outfitters, Inc., a development stage company. On November 3, 2008, pursuant to a common stock purchase agreement, the Company acquired 100% of the outstanding capital stock of Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $1,820,113 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties:

The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the ability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $320 and $0 for the years ended March 31, 2012 and 2011, respectively. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2012, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of March 31, 2012 and 2011, the Company had recorded Goodwill of $843,697 and $843,697, respectively.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2012 and 2011 as the amounts are anti-dilutive.

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

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012.  The amounts shown for notes payable approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

New Accounting Pronouncements:

Issued

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements

(4)    Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $320 and $0 for the year ended March 31, 2012 and 2011.
A summary is as follows:

	March 31,	March 31,
	2012	2011
Furniture and fixtures	$112,413	$112,413
Equipment	177,023	172,823
Leasehold improvements, net	63,250	63,250
Software	30,722	30,722
Transportation	-	-
	383,408	380,208

Less accumulated depreciation	(188,689)	(188,396)
Less assets to be disposed of	(191,839)	(191,839)

Property and equipment, net	$2,880	$-

(5)    Notes payable:
A summary of notes payable is as follows:

	March 31,	March 31,
	2012	2011
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$126,005	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	$22,055	$24,055

Notes included in liabilities from discontinued operations	$148,060	$150,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012	$100,000	-

Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8%
per annum, payable on May 17, 2012	$13,333	-

Secured promissory note, dated August 15, 2011, to an	$100,000	-
investor, bearing interest at 10% per annum, payable
February 11, 2012.

Secured promissory note, dated September 30, 2011, to
an investor bearing interest at 10% per annum, payable on
March 28, 2012	$50,000	-

Secured promissory notes, dated October 8, 2011,
to three investors bearing interest at 10% per annum,
payable on April 10, 2012	$225,000	-

Secured promissory note, dated January 25, 2012,
to an investor bearing interest at 10% per annum,
payable on demand, convertible to common shares at $0.10 per share	$100,000	-
Secured promissory note, dated February 24, 2012,
to an investor bearing interest at 10% per annum,
payable on demand, convertible to common shares at $0.10 per share	$200,000	-
	$788,333

The following table summarizes the aggregate maturities of notes payable:

Years ending
2012	$936,393

Thereafter	--
$936,393

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of March 31, 2012, there has been no demand made for repayment of the notes or accrued interest.

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

Interest expense incurred under debt obligations amounted to $240,442 and $230,633 for the years ended March 31, 2012 and 2011, respectively, including $170,314 and $166,930 in amortized debt discount for the years ended March 31, 2012 and 2011, respectively.  This includes the interest on notes payable included in liabilities from discontinued operations.

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
127,200

Rental expense under operating leases for the years ended March 31, 2012 and 2011 was $51,522 and $59,234, respectively.

Litigation

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

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133;   Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the years ended March 31, 2012 and 2011, the Company had $80,522 and $80,522, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 80% and 60% for the periods ended March 31, 2012 and 2011.

At March 31, 2012, the Company had approximately $80,524 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.  No options were exercised during the years ended March 31, 2012 and 2011.  (See footnote 9)

(8)    Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock.   There were 48,653,530 and 39,201,498 shares of common stock outstanding as of March 31, 2012 and 2011, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the year ended March 31, 2012, the Company issued, in a private placement, 3,785,023 shares of its common stock, for a total of $383,253.

During the year ended March 31, 2012, the Company issued 982,741 shares of its common stock for consulting services totaling $127,493.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the year ended March 31, 2012, the Company issued 4,334,268 shares of its common stock as compensation of employees of $422,042.  The fair value of the employee services was determined by the closing price of the stock on date of issuance or the employment agreement in force at the date of issuance.

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

(9)    Stock Option Plan:

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of March 31, 2012 and 2011, the Company has 20,000,000 and 20,000,000 outstanding employee stock options, respectively.  In December 2009, the options were cancelled with the discontinuance of the mortgage loan pool operations.  Effective January 1, 2010, the options were re-affirmed with the same rights and terms as originally issued.  The re-affirmation was treated as a modification of the original options.  As the terms and conditions remained the same, the recognition of expense was recorded in accordance with the original terms of the options.

We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black-Scholes valuation model. Stock compensation is recognized straight line over the vesting period.

2012 Stock Option Plan provides for the grant of 20,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

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

For the years ended March 31, 2012 and 2011, the Company had $80,524 and $80,524, respectively, associated with the options and has recorded such expense on the Company’s statement of operations in Selling, general and administrative. The options were vested 80% and 60% for the years ended March 31, 2012 and 2011. At March 31, 2012, the Company had approximately $80,524 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the years ended March 31, 2012 and 2011.

A summary of the Company’s stock option activity follows:

	March 31, 2012		March 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding -
beginning of year	2,000,000	$0.50	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding -
end of year	2,000,000	$0.50	2,000,000	$0.50

Exercisable - end of year	1,600,000	$0.50	1,200,000	$0.50

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.  The tax returns for the Company are current with the 2011 tax return expected to be filed by the due date of the return.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2012	2011
Net operating loss carry forward tax asset	$7,188,000	$5,577,000
Valuation allowance	(7,188,000)	(5,577,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2012	2011	Since Inception
Tax at statutory rate (35%)	$564,000	$487,000	$2,516,000
Increase in valuation allowance	(564,000)	(487,000)	(2,516,000)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended March 31, 2012 or 2011.

The net federal operating loss carry forward will expire from 2027 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

(11)  Related-Party Transactions:

Michael A. Barron, our CEO and President, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of March 31, 2012 and 2011, the balance of the note was $89,186 and $107,563, respectively.

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

As of March 31, 2012, Allegheny Nevada Holdings has a 4.12% beneficial ownership in the Company.

As of March 31, 2012 and 2011, Mr. Barron had accrued wages of $71,563 and $65,734, respectively.

Dianne David Barron, our Company’s Manager of Station Development is the spouse of our Chief Executive Officer, Michael A. Barron.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2012 and 2011 of  $46,102 and $57,198, respectively.   As of March 31, 2012 and 2011, Mr. Cosio-Barron had accrued wages of $57,800 and $51,971, respectively.

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

Prior to the Company’s corporate restructuring in 2010, the Company had several accounts payable dating back to 2008 and prior (the “Liberty Capital Payables”). All of these Liberty Capital Payables were related to business operations which were discontinued in January 2010. In 2009, the Company updated its internal review of the status of the Liberty Capital Payables and recorded a $47,330 gain resulting from relief of liabilities that were cleared based on expiration of Nevada statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior tax assets had a 100% valuation allowance resulting in no balance sheet or income statement adjustments for taxes.

The following table summarizes results from discontinued operations for the years ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011

Revenue	4,315	52,506
Cost of Sales	-	-
Gross Profit	4,315	52,506
Expenses:
Salary & wages & payroll taxes	-	-
Selling, general and administrative	-	4,528
Professional fees	-	-
Depreciation expense		-
Total expenses	-	4,528
Income (loss) from operations	4,315	47,978
Other (expense) income
Interest expense	(32,649)	(31,821)
Loss on asset disposal	-	-
Gain on extinguishment of debt	-	-
Loan receivable loss	-	-
Write down of payables	47,330	-
Total other (expense) income	14,681	31,821
Net income ( loss)	18,996	16,157

The following table summarizes assets and liabilities classified as discontinued operations

	March 31,	March 31,
	2012	2011

Cash		-
Other current assets		-
Loans		-
Property and equipment, net		-
Assets to be disposed of, current		-

Accounts payable and accrued expenses	622,602	684,301
Notes payable	148,061	150,060
Notes payable related party	135,287	164,760
Liabilities to be disposed of , current	905,950	999,122

(13)	Subsequent Event

On April 11, 2012 the Company entered into Promissory Note Conversion Agreement with Jameson Capital LLC pursuant to which a promissory note with accrued interest in the total amount of $15,602.85 was converted to restricted common stock at the price of $0.05 per share totaling 312,057 shares.

On April 24, 2012 the Company issued 400,000 shares of common stock for Directors’ compensation.

On April 30, 2012 the Company entered into a Promissory Note Conversion Agreement with American Pension Services, Inc. Administrator for Gilbert H. Lamphere pursuant to which two promissory notes, in the total value of $300,000 were converted to restricted common stock at the price of $0.10 per share totaling 3,000,000 shares.

On April 30, 2012 the Company entered into a Promissory Note Conversion Agreement with Gilbert H. Lamphere pursuant to which two promissory notes, in the total value of $150,000, were converted to restricted common stock at the price of $0.10 per share totaling 1,500,000 shares.

On May 22, 2012 the Company issued 500,000 shares of Common Stock for Directors’ compensation and 1,000,000 shares were issued pursuant to an employment agreement.

On May 31, 2012 the Company issued 4,996,716 shares of common stock by Promissory Note Conversion Agreements with three entities and converting these notes and accrued interest at the price of $0.05 per share.

On June 4, 2012 the Company issued 600,000 shares of common stock for debt of $30,000.

On April 27, 2012 the Company commenced a private offering under a Private Placement Memorandum under Regulation D of the Securities Act of 1933 of up to aggregate number of 30,000,000 shares of common stock at the price of $0.05 totaling up to $1,500,000 worth of common stock.  As of June 22, 2012 the Company issued 22,400,000 shares of common stock for an aggregate purchase price of $1,120,000.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

At of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Gilbert H. Lamphere	60	Chairman of the Board of Directors
Michael A. Barron	61	Chief Executive Officer, President and Director
Wanda Witoslawski	47	Chief Financial Officer, Secretary and Treasurer
John D. McPherson	65	Director
John H. Marino	73	Director
Thomas Mulligan	61	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Gilbert H. Lamphere – Chairman, 60

Mr. Lamphere has served as our Chairman since October 1, 2011. Mr. Lamphere serves on the Board of Directors of CSX Corporation and has served on the board of Canadian National Railway, Chaired the Board of the Illinois Central Railroad and served on the board of Florida East Coast Railway (350 miles down East Coast of Florida).  He was also instrumental in the investment and oversight of Mid-South Rail.  Mid-South, Illinois Central and Canadian National became successively the most efficient railroads with the lowest operating ratios in North America. He is the Managing Director of Lamphere Capital Management, a private investment firm which he founded in 1999 and Chairman of FlatWorld Acquisition Corp., a publicly traded private equity company. He has served as a director of numerous other public companies, including Carlyle Industries, Inc., Cleveland-Cliffs, Inc., R.P. Scherer Corporation, Global Natural Resources Corporation and Recognition International, Inc. Earlier in his career, Mr. Lamphere was Vice President of Mergers and Acquisitions at Morgan Stanley. Mr. Lamphere’s railroad industry knowledge and experience qualify him to serve on our board of directors.

Michael A. Barron – President and Chief Executive Officer, 61

Mr. Barron has been a developer of new business enterprises for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City’s downtown redevelopment project. He master planned the city’s redevelopment of famous Cannery Row, Fisherman’s Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation’s largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world’s largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for Shearson Home Loans and founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University. Michael A. Barron has served as Director on Las Vegas Railway Express’ Board of Directors since inception.  Mr. Barron’s experience as our president and chief executive officer quality him to serve on our board of directors.

Wanda Witoslawski - Chief Financial Officer, 47

Prior to joining the Company, Ms. Witoslawski was Controller for Ocean West Enterprises 1999-2005 and managed the mortgage banking function of that California mortgage bank.  Her duties included accounting responsibility for over 200 branch offices, management of a $100 million mortgage bank warehouse line, payroll, general ledger and corporate accounting for SEC filings of the publicly traded company.  Upon acquisition of Ocean West by Shearson Home Loans in 2005, she became Controller of publicly traded Shearson conducting the accounting operation for a staff of 1,350 employees including payroll, branch accounting and credit line management for over $200 million in warehouse banking credit.  She assisted the CEO and President in the acquisition of five mortgage companies and development of a 250 office branch system with funding in excess of $1 billion per year, controlled the expense accounting & managed Shearson’s eighteen consecutive quarters of profitability.  Upon Shearson’s exit from mortgage banking in 2007, she joined the principals Mr. Barron and Mr. Cosio-Barron as Controller at Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools, managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired.  She has a Master’s Degree in Economics from the University of Gdansk, Poland, a diploma in Marketing from Kensington College of Business, London, England and a diploma in professional accounting from Learning Tree University, Irvine, CA. Ms. Witoslawski is fluent in English, Polish and Russian.

John D. McPherson – Director, 65

Mr. McPherson has served as a director of the Company since January 15, 2012. Mr. McPherson joined the Board of Directors of CSX Corporation in July 2008. He served as President and COO of Florida East Coast Railway , a wholly-owned subsidiary of Florida East Coast Industries, Inc., from 1999 until his retirement in 2007. From 1993-1998, Mr. McPherson served as Senior Vice President - Operations, and from 1998-1999, he served as President and CEO of the Illinois Central Railroad . Illinois Central became the most efficient railroad with the lowest operating ratio in North America. Prior to joining the Illinois Central Railroad, Mr. McPherson served in various capacities at Santa Fe Railroad for 25 years. As a result of his extensive career in the rail industry, Mr. McPherson serves as an expert in railroad operations. From 1997-2007, Mr. McPherson served as a member of the board of directors of TTX Company, a railcar provider and freight car management services joint venture of North American railroads. Mr. McPherson’s railroad industry knowledge and experience qualifies him to serve on the Company’s board of directors.

John H. Marino, Director, 73

Mr. Marino has served as a director of the Company since January 15, 2012. Mr. Marino has recently joined the company as Vice President – Rail Operations where he supervises the Company’s activities with the Class 1 railroads, Amtrak, railcar procurement, and railset maintenance. Mr. Marino also serves as President of Transportation Management Services, Inc., a position he has held since 1983. From April 1992 until July 1996, he served as President and Chief Operating Officer of Rail America NYSE:RA, a publicly traded company and the largest short line railroad company in America. Mr. Marino co-founded Huron & Eastern Railway Company, Inc., a subsidiary of Rail America, and from 1986 until April 1996, served as its President and one of its directors. Mr. Marino also served as the President of Huron Transportation Group from its formation in January 1987 until its merger with Rail America Services Corporation in December 1993. He has served as President and Chief Executive Officer of several short line railroads, as an officer of the Reading Railroad and with the United States Railway Association, Washington, D.C. Mr. Marino received his B.S. degree in civil engineering from Princeton University in 1961 and his M.S. degree in transportation engineering from Purdue University in 1963. From 1963 to 1968, he served as an officer with the United States Army Corps of Engineers. Mr. Marino’s railroad industry knowledge and experience qualify him to serve on the Company’s board of directors.

Thomas Mulligan –Director, 61

Mr. Mulligan was an Operations Executive at Union Pacific with more than 38 years of experience where he was the Director of Passenger Rail Operations.  He has experience in management, transportation, dispatching, budgeting and operations administration at the division, district and corporate level.  Many of his responsibilities included rules compliance, contract negotiations, budget control, expense control, strategic planning and has been the corporate liaison for freight and passenger rail operations.  Tom has an excellent record for identifying opportunities for improving operations, cost control and raising customer satisfaction.  Mr. Mulligan was a member on the Railroad Safety Advisory Committee for the Federal Railroad Administration and was formally assigned by Governor Mike Johanns to serve on the Nebraska Transit and Rail Advisory Council from 2004 to 2006.  This committee completed the current rail Corridor Transit Study that is used by the Nebraska State Legislature for commuter rail solutions in Eastern Nebraska.*   He is a current member on the Board of Directors of the Omaha YMCA – Bulter Gast branch and served from 1994 to 1999 as a Trustee on Special Improvement District Board #236 (Candlewood).  He currently serves as a Council member for the City of Omaha and was elected as Director for the Board of Directors of LVRE, Inc. on May 8, 2012. Mr. Mulligan’s railroad industry knowledge and experience qualify him to serve on the Company’s board of directors.

Code of Ethics
The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended March 31, 2012, except that, Form 3’s for Mr. John McPherson, Mr. Joseph Cosio-Barron, and Mr. Michael A. Barron were filed late.

Committees of the Board
The Board of Directors is in the process of forming two committees: audit and compensation committee. The Company does not have an audit committee financial expert, because of the small size and early stage of the Company

Nominating Committee

We do not have a separately designated nominating committee because the board makes all decisions regarding director nominations.

Involvement in Certain Legal Proceedings

Except as set forth below, to our knowledge, during the last ten years, none of our directors and executive officers have:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Shearson Financial Network, a mortgage company, filed for Chapter 11 bankruptcy protection in 2008. Michael A. Barron was CEO of the company at the time.

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

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding, which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other	Long-term Compensation Shares Granted	All Other Compensation	Total

Michael A. Barron,	2012	$180,000	$-	$-	-	$12,000	$192,000
CEO, President	2011	$180,000	-	-	-	12,000	$192,000
and Director			-	-

Wanda Witoslawski	2012	$120,000	-	-	-	$6,000	$126,000
(appointed CFO on May 19, 2011)	2011	67,000	-	-	3,000,000	-	67,000
		-	-	-	-	-	-

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000.00.  Base salary will be increased to $300,000.00 based upon receipt of significant corporate or public funding.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus as follows:  1) Upon the company’s execution of a definitive agreement with AMTRAK, Executive shall be granted 1,000,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Executive shall be granted 500,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Executive shall be granted 500,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Executive shall be granted 500,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Executive shall be granted 1,500,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of LVRE’s performance targets.  Mr. Barron’s employment agreement commenced as of February 1, 2012.

Our employment agreement with Wanda Witoslawski requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Executive a base salary at the rate of $120,000.00 per year.  Base salary will be increased to $200,000.00 per year based only upon receipt of significant corporate or public funding.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  In addition, Mrs. Witoslawski is entitled to receive an incentive or performance bonus as follows:  1) Upon the company‘s execution of a definitive agreement with AMTRAK, Executive shall be granted 500,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Executive shall be granted 250,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Executive shall be granted 250,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Executive shall be granted 250,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Executive shall be granted 750,000 shares.  She is also entitled to a car allowance of $500 per month.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski’s employment agreement commenced as of February 1, 2012.

Director Compensation for Year Ended March 31, 2012

The following table sets forth director compensation for the year ended March 31, 2012 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Total ($) (h)
Gilbert H. Lamphere	6,000	12,000	18,000
John D. McPherson	3,000	50,000	53,000
John H. Marino	3,000	50,000	53,000
Thomas Mulligan	0	0	0

We currently compensate our directors for being a Board member the equivalent of an initial 500,000 shares of common stock plus $12,000 annual fee for each member.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Michael A. Barron	1,000,000	-	-	$0.50	10/31/13	-	-	-	-
Wanda Witoslawski	1,000,000	-	-	$0.50	10/31/13	-	-	-	-

Stock Option Plan

Our Board of Directors has adopted a stock option plan and reserved an aggregate of 20,000,000 shares of common stock for grants of restricted stock and stock options under the plan.  The purpose of the plan is to enhance the long-term stockholder value of the Company by offering opportunities to officers, directors, employees and consultants of the Company to participate in our growth and success and to encourage them to remain in the service of the Company and acquire and maintain stock ownership in the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2012 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)
Gilbert H. Lamphere, Chairman (5)	100,000	0.21%
Allegheny Nevada Holdings Corporation (6)	1,98,866	4.07%
Michael A. Barron, CEO and President (1)	2,642,857	5.43%
JMW Fund LLC (4)	2,584,477	5.38%
John D. McPherson, Director	600,000	1.23%
John Marino, Director	1,000,000	2.06%
Wanda Witoslawski, CFO, Secretary and Treasurer	1,000,000	2.06%
Officers and Directors as a group	5,342,857	10.99%

(1)	The address of each of the beneficial owners is 6650 Via Austi Parkway, Suite 170, Las Vegas Nevada 89119, except as indicated.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 48,653,530 shares outstanding as of March 31, 2012.

(4)	The address is 4 Richland Place, Pasadena, CA 91103

(5)	The address is 220 East 42nd St., 29th Floor, New York, NY 10017

(6)	The address is 6650 Via Austi Parkway Suite 170 Las Vegas, Nevada 89119

Item 13.  Certain Relationships and Related Transactions and Director Independence

Four of our directors are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron and Mr. Cosio-Barron and their other business enterprises. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Michael A. Barron, our CEO and President, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  Said Agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of March 31, 2012 and 2011, the balance of the note was $89,186 and $107,562.62, respectively.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining shares, 16,000,000 are to be issued upon the completion of certain milestone operating agreements, by and between the Company.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.  As of March 31, 2012, Allegheny Nevada Holdings has a 4.07% beneficial ownership in the Company.

As of March 31, 2012 and 2011, Mr. Barron had accrued wages of $71,563 and $65,734, respectively.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2012 and 2011 of  $46,102 and $57,198, respectively.   As of March 31, 2012 and 2011, Mr. Cosio-Barron had accrued wages of $57,800 and $51,971, respectively.

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and can include fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees
 The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2012 and 2011 were approximately $40,000 and $81,000, respectively.

Audit Related Fees

The aggregate fees billed by consultants for professional services in connection with the audit of the Company's annual financial statements, review of revenue recognition policies, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2012 and 2011 were $21,599 and $22,790, respectively.

Tax Fees

There were no fees for the fiscal years ended March 31, 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

None

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
	●	Consolidated Balance Sheets as of March 31, 2012 and 2011.

	●	Consolidated Statements of Operations for the fiscal years ended March 31, 2012 and 2011.

	●	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012 and 2011.

	●	Consolidated Statement of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2012 and 2011.

	●	Notes to Consolidated Financial Statements.

	●	Report of Independent Registered Public Accounting Firm.

  (3)  Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)*
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)*
3.4A	Amended By-Laws of the Registrant dated November 3, 2008 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*
3.4B	Amended Articles of Incorporation (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*
3.5	Amended Articles of Incorporation as dated March 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*
3.6
Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*
3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)*
10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)*
10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012
10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012
10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012.
10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010. (filed previously)*
10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011. (filed previously)*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

*    Previously filed
** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By :/s/ Michael A. Barron	July 10, 2012
Chief Executive Officer
(Principal Executive)

By: /s/Wanda Witoslawski	July 10, 2012
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2012.

LAS VEGAS RAILWAY EXPRESS, INC.

By: /s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/Michael A. Barron Michael A. Barron /s/Wanda Witoslawski Wanda Witoslawski	Chief Executive Officer, Director Chief Financial Officer	July 10, 2012 July 10, 2012
/s/Gilbert H. Lamphere
Gilbert H. Lamphere	Chairman	July 10, 2012

/s/John H. Marino
John H. Marino	Director	July 10, 2012

/s/John D. McPherson
John D. McPherson	Director	July 10, 2012

/s/Thomas Mulligan
Thomas Mulligan	Director	July 10, 2012