Form 10-Q
period 2012-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2012-08-09
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Commission file number: 000-54648

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
Yes [  ] No [X]

The aggregate market value of common stock held by shareholders based on the closing price of the registrant's common stock on the OTCBB on June 30, 2012 was $5,919,361.
As of July 23, 2012, the Company’s common stock is no longer quoted on the OTCBB.  The Company’s common stock is currently quoted on the OTCQB under the symbol XTRN.
The company website is www.vegasxtrain.com. The contents of this site are not incorporated in this Memorandum.

Number of outstanding shares of common stock as of August 2, 2012 was 98,062,303.
Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(unaudited)
Assets:
Current assets:
Cash	$760,936	$53,632
Other current assets	31,118	47,028
	-	-
Total current assets	792,054	16,313

Property and equipment, net	17,316	2,880

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

Total Assets	$1,653,067	$947,237

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Current liabilities:
Short term notes payable	213,333	788,333
Accounts payable and accrued expenses	229,830	236,009
Stock subscription payable	640,000	640,000
Liabilities to be disposed of, current	175,899	905,950
Total current liabilities	1,259,062	2,570,292

Total Liabilities	1,259,062	2,570,292

Stockholders' equity (deficit):
Common stock subscribed	10,000	-

Common stock, par value $0.0001, 200,000,000 shares
authorized, 84,562,303 and 48,653,530 shares issued and outstanding,
as of June 30, 2012 and March 31, 2012, respectively	8,456	4,865
Additional paid-in capital	12,089,671	9,995,692
Accumulated earnings	(11,714,123)	(11,623,612)
Total stockholders' equity (deficit)	394,005	(1,623,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,653,067	$947,237

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2012	2011

Revenues:	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
Salary, wages and payroll taxes	326,115	218,047
Selling, general and administrative	92,738	70,328
Professional fees	148,365	113,949
Depreciation expense	160	-
Total expenses	564,378	402,324

Loss from continuing operations	(564,378)	(402,324)

Other (expense) income
Interest expense	(10,553)	(2,433)
Total other (expense) income	(10,553)	(2,433)

Net loss from continuing operations	(574,931)	(404,757)

Discontinued operations:
Income (loss) from discontinued operations	484,420	(7,404)
Total discontinued operations	-	-

Net loss	$(90,511)	$(412,161)

Loss per share, from continuing operations	$(0.01)	$(0.01)
Earnings per share from discontinued operations	$0.01	$0.00
Loss per share	$(0.00)	$(0.01)

Weighted average number of common shares
shares outstanding, basic and diluted	61,535,442	41,427,691

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(90,511)	$(412,161)
(Income) from discontinued operations	(484,420)	7,404
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	160	-
Amortization of debt discount	411	-
Stock issued for services	30,000	47,193
Stock based compensation	152,000	(3,500)
Stock based compensation, non-cash	20,131	20,131
Changes in operating assets and liabilities:
	-	-
(Increase) decrease in other current assets	15,500	(29,739)
(Decrease) in liabilities of discontinued operations, net	(89,392)	(28,473)
Increase (decrease) in accounts payable and accrued expenses	3,021	(9,178)
Net cash (used in) operating activities	(443,100)	(408,323)

Cash flows from investing activities:
Purchase of fixed assets	(14,596)	-
Net cash used in investing activities	(14,596)	-

Cash flows from financing activities:
Proceeds from sale of stock	1,180,000	300,000
Proceeds from notes payable	-	113,333
Payments on notes payable	(25,000)	-
Net cash provided by financing activities	1,165,000	413,333

Net increase in cash and cash equivalents	707,304	5,010

Cash and cash equivalents, beginning of period	$53,632	$16,313
Cash and cash equivalents, end of period	$760,936	$21,323

Supplemental disclosure of cash flow information
Interest paid	$1,944	$-

Supplemental disclosure of non cash investing and financing transactions
Stock issued from subscriptions	$-	$210,000
Stock issued for debt	$559,200	$-
Stock issued for reduction of debt from discontinued operations	$156,239	$-

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railways Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2012. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railways Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of June 30, 2012 and 2011.

 (2)           Summary of Significant Accounting Policies:

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss from continuing operations of $574,931 for the three months ended June 30, 2012 and an accumulative deficit of $11,714,123 through June 30, 2012. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2012, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of June 30, 2012 and March 31, 2012 the Company had recorded Goodwill of $843,697.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended June 30, 2012 and 2011 as the amounts are anti-dilutive.

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

(3)           Notes payable:

 A summary of notes payable is as follows:

	June 30,	March 31,
	2012	2012
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$-	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	13,805	22,055

Notes included in liabilities from discontinued operations	$13,805	$148,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012	$-	$100,000
		-
Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8%
per annum, payable on May 17, 2012	13,333	13,333
		-
Secured promissory note, dated August 15, 2011, to an
investor, bearing interest at 10% per annum, payable		100,000
February 11, 2012.

Secured promissory note, dated September 30, 2011, to
an investor bearing interest at 10% per annum, payable on	-	50,000
March 28, 2012

Secured promissory notes, dated October 8, 2011,
to three investors bearing interest at 10% per annum,
payable on April 10, 2012	200,000	225,000

Secured promissory note, dated January 25, 2012,
to an investor bearing interest at 10% per annum,
payable on demand, convertible to common shares at $0.10 per share	-	100,000

Secured promissory note, dated February 24, 2012,
to an investor bearing interest at 10% per annum,
payable on demand, convertible to common shares at $0.10 per share	-	200,000
	$213,333	$788,333

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of June 30, 2012, there has been no demand made for repayment of the notes or accrued interest.

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

Interest expense incurred under debt obligations amounted to $16,763 and $9,837, for the three months ended June 30, 2012 and 2011, respectively.  Of this amount, $6,210 and $7,404 were interest on debt included in liabilities from discontinued operations for the three months ended June 30, 2012 and 2011, respectively.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended June 30, 2012 and 2011, the Company had $20,131 and $20,131, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 80% and 60% for the periods ended June 30, 2012 and 2011.

The Company had approximately $60,393 and $140,916 of total unrecognized compensation cost related to unvested stock options at June 30, 2012 and March 31, 2011. This cost is being recognized over a weighted-average period of approximately 3 years.  No options were exercised during the periods ended June 30, 2012 and 2011.

(6)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock no other class of stock at this time.   There were 84,562,303 and 48,653,530 shares of common stock outstanding as of June 30, 2012 and March 31, 2012, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the three months ended June 30, 2012 the Company issued, in a private placement, 23,600,000 shares of its common stock, for a total of $1,180,000.

During the three months ended June 30, 2012 the Company issued 9,808,773 shares of its common stock for debt in the aggregate amount of $715,439.

During the three months ended June 30, 2012 the Company issued 900,000 shares of its common stock for directors’ compensation and issued 1,000,000 shares of common stock for employment agreement. The fair value of the directors’ and employee’s services was determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

In June 2012, the Company issued 600,000 shares of its common stock for services.

(7)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2012 and 2011, the Company has 20,000,000 and 20,000,000 outstanding employee stock options, respectively.

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

At June 30, 2012, the Company had approximately $60,393 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.  No options were exercised during the quarters ended June 30, 2012 and 2011.

(8)  Subsequent Events:

Through August 2, 2012 the Company issued, in a private placement, 13,500,000 shares of its common stock, for a total of $675,000.

On August 2, 2012 the Company entered into Promissory Note Conversion Agreement with Jeffrey J. Evans pursuant to which a promissory note with accrued interest in the total amount of 108,305.56 is to be converted to restricted common stock at the price of $0.05 per share totaling 2,166,111 shares.

On August 2, 2012 the Company entered into Promissory Note Conversion Agreement with Kenny Johnson pursuant to which a promissory note with accrued interest in the total amount of 108,305.56 is to be converted to restricted common stock at the price of $0.05 per share totaling 2,166,111 shares.

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

Business Overview

Las Vegas Railway Express, Inc.  (the “Company”, “we”, “us”, or “our”) is a Delaware corporation whose business plan is to establish a rail passenger train service between Las Vegas and Los Angeles using existing railroad lines currently utilized by two Class I railroads, Burlington Northern and Union Pacific. The development concept is to provide a Las Vegas style experience on the train (which we plan to call the “X” Train), which would traverse the planned route in approximately 5 hours. We plan to operate a single travel route marketed primarily to a leisure traveler from the Southern California basin enabling us to sell rail travel as a stand-alone operation with hotel rooms and other travel related services. Our unique travel option will offer a diversified product that will set us apart from travel related options of automobile and air.

The Company is in discussions with both the Union Pacific Railroad and the BNSF Railway seeking to secure rail trackage rights agreements. The Company has reached a preliminary agreement with Union Pacific Railroad awaiting finalization of the BNSF agreement and certain capital planning issues. An updated capacity planning and feasibility analysis has been completed for Union Pacific and is in final discussion with BNSF. The Company is negotiating an agreement with Amtrak to provide Train and Engine employees to operate the locomotives and train movements of the Company over the route between Los Angeles and Las Vegas. The Company has executed an MOU with AMTRAK outlining duties and responsibilities of each party which will be incorporated into the final Amtrak agreement. The Company has executed a Memorandum of Understanding (or MOU) with the Plaza Hotel as a Las Vegas station site and has a similar pending agreement with the City of Fullerton for use of that station for the Los Angeles terminus of the service. The Company estimates that it will need to obtain $35MM in additional capital to begin operations of our train service. The Company intends to seek to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for   railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. Subject to obtaining needed funding, the Company estimates that the train service will start in 3rd quarter of 2013.
Prior to commencing operations of the train service, the Company will also need to secure all of the above agreements with Union Pacific Railroad and BNSF. Additionally, we will have to finalize our haulage agreement with Amtrak.

The Company’s common stock is currently quoted on the OTCQB under the symbol XTRN. The company website is www.vegasxtrain.com. The contents of this site are not incorporated in this Memorandum.

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

Revenue and expenses for administrative services, for the quarter ended June 30, 2012 and June 30, 2011 were $0.

Prior to the Company’s corporate restructuring in 2010, the Company had several payables (the “Liberty Capital Payables”) that were related to business operations which were discontinued in January 2010. The Company’s internal review of the status of the Liberty Capital Payables determined a $490,630 gain from relief of payables the Company no longer had obligation to pay. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior tax assets had a 100% valuation allowance resulting in no balance sheet or income statement adjustments for taxes.

Interest expense on the liabilities from discontinued operations were $6,210 and $7,404 for the periods ending June 30, 2012 and 2011, respectively.

Net income from discontinued operations was $484,420 for the three months ending June 30, 2012 compared to a loss of $7,404 for the three months ending June 30, 2011.

Continuing Operations – Passenger Train Service

For the quarter ended, June 30, 2012, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $326,115 compared to $218,047 during the quarter ending June 30, 2011, primarily due to additional staff as the business plan implementation and director compensation.  Selling, general and administrative expenses were $92,738 compared to $72,106 for 2011 with the primary increases in Director and Officers’ Insurance and travel expenses related to raising capital.   Professional fees were $148,365 compared to $113,949 with increase in legal fees and consulting services related to the implementation of the business plan.  Interest expense was $10,553 compared to $2,433, from increased debt prior to the conversion of notes payable to equity.  The resulting net loss from operations was $574,931 compared to a loss of $404,758.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

We have experienced net losses and negative cash flows from operations since our inception.  We do not expect to generate revenue in the near future. We have sustained losses from continuing operations of $574,931 and $404,758 for the quarters ended June 30, 2012 and 2011, respectively.

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

The Company raised $ 1,180,000 during the three months ended June 30, 2012 from private offerings of stock.

On April 27, 2012 the Company commenced a private offering of common stock to raise interim funds (up to $1.5MM) through a private offering memorandum. As of June 30, 2012, the Company has received gross proceeds of $1,180,000 from the sale of 23,600,000 shares of common stock. The Company anticipates this will provide the Company with sufficient operating cash for at least one year. The Company anticipates that it will need to secure $35MM in funding to commence operations of The X Train service. The Company intends to seek such funding through private or public sales of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Cash Flows

Net cash used in operating activities for the quarter ended June 30, 2012 was $443,100 as compared to net cash used in operating activities for the quarter ended June 30, 2011 of $408,323. The primary sources of cash used in operating activities for the quarter ended June 30, 2012 was from stock issued for compensation and services of $202,131 decrease in other assets of $15,500 and increase in payables of $8,834 offsetting the net loss of $90,511, income from discontinued operations of $484,420 and reduction of liabilities of discontinued operations of $89,362, The changes in assets and liabilities compared to 2011 related to the timing of payments for operating items, primarily payroll.

Cash used in investing activities were expenditures of $14,596 in fixed assets.

Net cash provided by financing activities was $1,165,000 for the quarter ended June 30, 2012 consisting of $1,190,000 from proceeds of sale of common stock offset by $25,000 a payment for a note payable. This compares to June 30, 2011 which had cash provided by financing activities of $413,333, consisting primarily of proceeds from sale of stock of $300,000 and proceeds of notes payable of $113,333.

Management currently believes that cash flows from equity investment will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2012.

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

NA

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2012 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2012, the Company issued shares of its common stock to the following:

●	9,808,773 shares issued to promissory notes holders for conversion of promissory notes and accrued interest for a total value of $715,439.

●	600,000 shares issued for services of $30,000.

●	900,000 shares issued to two directors for their initial compensation

●	1,000,000 shares issued for employment agreements

●	23,600,000 shares issued to PPM investors for cash totaling $1,180,000

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Default Upon Senior Securities

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of and in three notes payable – current operations.  As of June 30, 2012, there has been no outstanding demand made for repayment of the notes or accrued interest.

Item 4.  Mine Safety Disclosures

Item 5.  Other Information.

 None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 6, 2012	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer