Form 10-Q/A
period 2012-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2012-08-09
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes [  ] No [X]

Number of outstanding shares of common stock as of August 7, 2012 was 98,962,303.

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
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railway Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2012. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railway Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

(6)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock and no other class of stock at this time.   There were 84,562,303 and 48,653,530 shares of common stock outstanding as of June 30, 2012 and March 31, 2012, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

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

(7)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of June 30, 2012 and 2011, the Company has 20,000,000 and 20,000,000 outstanding employee stock options, respectively.

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

(8)  Subsequent Events:

Through August 7, 2012 the Company sold, in a private placement, 14,400,000 shares of its common stock, for an aggregate purchase price of $720,000.

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

On August 7, 2012 the Board of Directors of Las Vegas Railway Express, Inc. unanimously agreed to accelerate issuance of 16,000,000 shares of common stock as a remaining part of Las Vegas Railway Express’ Asset Purchase Agreement in the acquisition of railway assets in an effort to reduce the contingent liabilities on the Company’s balance sheet.

These subsequent events eliminated $840,000 in liabilities from the Company’s balance sheet and increased paid in capital by $200,000. This reduces the total liabilities from $1,259,062 to $419,062.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Forward-Looking Statements

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

We believe that the successful growth and operation of our business is dependent upon our ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and
•	manage or control working capital requirements by controlling operating expenses.

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

Cash Flows

Net cash used in operating activities for the quarter ended June 30, 2012 was $443,100 as compared to net cash used in operating activities for the quarter ended June 30, 2011 of $408,323. The primary reasons for the differences between our net loss of $90,511 and net cash used in operating activities for the quarter ended June 30, 2012 were stock issued for compensation and services of $202,131 decrease in other assets of $15,500 and increase in payables of $8,834 offsetting the net loss of $90,511, income from discontinued operations of $484,420 and reduction of liabilities of discontinued operations of $89,362, The changes in assets and liabilities compared to 2011 related to the timing of payments for operating items, primarily payroll.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NA

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2012 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2012, the Company issued shares of its common stock to the following:

●	9,808,773 shares issued to promissory notes holders for conversion of promissory notes and accrued interest for a total value of $715,439.

●	600,000 shares issued for services of $30,000.

●	900,000 shares issued to two directors for their initial compensation.

●	1,000,000 shares issued for employment agreements.

●	23,600,000 shares issued to investors in a private offering for cash totaling $1,180,000

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company is in default on notes payable in the aggregate amount of $362,425 made to investors that are included in liabilities to be disposed of and in three notes payable – current operations.  As of June 30, 2012, there has been no outstanding demand made for repayment of the notes or accrued interest.

Item 4.  Mine Safety Disclosures
Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2012	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer

Date: August 9, 2012
By: /s/ Wanda Witoslawski
Chief Financial Officer