Form 10-Q
period 2012-09-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2012-11-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Number of outstanding shares of common stock as of November 5, 2012 was 131,996,882.

LAS VEGAS RAILWAY EXPRESS, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheet - September 30, 2012 (unaudited) and March 31, 2012	3
	Consolidated Statements of Income and Other Comprehensive Income - for the Six and Three Months ended September 30, 2012 and September 30, 2011 (Unaudited)	4
	Consolidated Statements of Cash Flows - for the Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
Assets:
Current assets:
Cash	$987,729	$53,632
Other current assets	48,522	47,028
	-	-
Total current assets	1,036,251	16,313

Property and equipment, net	219,182	2,880

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697

Total Assets	$2,099,130	$947,237

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Current liabilities:
Short term notes payable	13,333	788,333
Accounts payable and accrued expenses	186,847	236,009
Stock subscription payable	-	640,000
Liabilities to be disposed of, current	161,955	905,950
Total current liabilities	362,135	2,570,292

Total Liabilities	362,135	2,570,292

Stockholders' equity (deficit):
Common stock subscribed	-	-
Common stock, par value $0.0001, 200,000,000 shares
Authorized 129,546,882 and 48,653,530 shares issued and outstanding, as of September 30, 2012 and March 31, 2012, respectively	12,954	4,865
Additional paid-in capital	14,308,183	9,995,692
Accumulated earnings	(12,584,143)	(11,623,612)
Total stockholders' equity (deficit)	1,736,995	(1,623,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,099,130	$947,237

    See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues:	$102	$-	$102	$-

Cost of Sales	60	-	60	-

Gross Profit	42	-	42	-

Expenses:
Compensation and payroll taxes	239,632	219,163	565,747	437,211
Selling, general and administrative	160,659	54,276	253,397	124,604
Professional fees	463,166	44,339	608,531	153,228
Depreciation expense	365	-	525	-
Total expenses	863,822	317,778	1,428,200	715,043

Loss from continuing operations	(863,780)	(317,778)	(1,428,158)	(715,043)

Other (expense) income
Interest expense	(2,326)	(24,636)	(12,879)	(34,473)
Total other (expense)	(2,326)	(24,636)	(12,879)	(34,473)

Net loss from continuing operations	(866,106)	(342,414)	(1,441,037)	(749,516)

Discontinued operations:
Income (loss) from discontinued operations	(3,914)	419	480,507	419

Net loss	$(870,020)	$(341,995)	$(960,530)	$(749,096)

Net (loss) per share, continuing operations, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income (loss) per share, discontinued operations, basic and diluted	$(0.00)	$0.00	$0.01	$0.00
Net (loss) per share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	110,291,830	42,535,350	86,046,850	42,039,980

See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(960,530)	$(749,096)
(Income) from discontinued operations	-	-
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	525	-
Amortization of debt discount	411	11,875
Stock issued for services	188,130	87,193
Stock based compensation	152,000	13,500
Stock based compensation, non-cash	40,262	40,261
Warrants issued for services	77,138	-
Changes in operating assets and liabilities
(Increase) decrease in other current assets	(1,905)	2,744
(Decrease) in liabilities of discontinued operations, net	(587,756)	(54,075)
Increase (decrease) in accounts payable and accrued expenses	(23,351)	125,196
Net cash (used in) operating activities	(1,115,076)	(527,889)

Cash flows from investing activities:
Purchase of fixed assets	(216,827)	-
Net cash used in investing activities	(216,827)	-

Cash flows from financing activities:
Proceeds from sale of stock	2,282,000	300,000
Proceeds from exercise of warrants	9,000	-
Proceeds from notes payable	-	213,333
Payments on notes payable	(25,000)	-
Net cash provided by financing activities	2,266,000	513,333

Net increase in cash and cash equivalents	934,097	(14,566)

Cash and cash equivalents, beginning of period	$53,632	$16,312
Cash and cash equivalents, end of period	$987,729	$1,756

Supplemental disclosure of cash flow information
Interest paid	$6,285	$400

Supplemental disclosure of non-cash investing and financing transactions
Stock issued from subscriptions	$640,000	$210,000
Stock issued for debt	$932,050	$65,752
Stock issued for reduction of debt from discontinued operations	$156,239	$-

  See accompanying notes to condensed consolidated financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying Condensed Consolidated Financial Statements of Las Vegas Railway Express, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2012. Significant accounting policies disclosed therein have not changed except as noted below. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Las Vegas Railway Express, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

These financial statements have been presented in accordance with the rules governing a smaller reporting company for both periods of September 30, 2012 and 2011.

 (2)           Summary of Significant Accounting Policies:

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss from continuing operations of $1,441,037 for the six months ended September 30, 2012 and an accumulative deficit of $12,584,143 through September 30, 2012. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company estimates that it will need to obtain a minimum of $80-90MM in additional capital to begin operations of its planned train service. The Company intends to seek to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. As a part of the capital raise approximately $56MM will be paid to Union Pacific Railroad to procure operating rights for the company on the UP route between Daggett, CA and Las Vegas, NV.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Council (“FASB ASC”), the Company conducted an analysis of the goodwill determined on January 21, 2010 with the acquisition of LVRE, Nevada. For the fiscal year ending March 31, 2012, our valuation assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of Goodwill in the Company’s financials.  As of September 30, 2012 and March 31, 2012 the Company had recorded Goodwill of $843,697.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended September 30, 2012 and 2011 as the amounts are anti-dilutive.

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

(3)           Notes payable:

 A summary of notes payable is as follows:

	September 30,	March 31,
	2012	2012
Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two investors, bearing interest at 10% per annum, payable September 1, 2010	$-	$126,005

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	-	22,055

Notes included in liabilities from discontinued operations	$-	$148,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to an investor bearing interest at 8% per annum, payable on April 4, 2012	$-	$100,000

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012	13,333	13,333

Secured promissory note, dated August 15, 2011, to an investor, bearing interest at 10% per annum, payable February 11, 2012.	-	100,000

Secured promissory note, dated September 30, 2011, to an investor bearing interest at 10% per annum, payable on March 28, 2012	-	50,000

Secured promissory notes, dated October 8, 2011, to three investors bearing interest at 10% per annum, payable on April 10, 2012	-	225,000

Secured promissory note, dated January 25, 2012, to an investor bearing interest at 10% per annum, payable on demand, convertible to common shares at $0.10 per share	-	100,000

Secured promissory note, dated February 24, 2012, to an investor bearing interest at 10% per annum, payable on demand, convertible to common shares at $0.10 per share	-	200,000
	$13,333	$788,333

The Company is in default on notes payable made to investors that are included in liabilities to be disposed of.  As of September 30, 2012, there has been no demand made for repayment of the notes or accrued interest.

Short term financing included conversion provisions where at the option of the lender, all or any portion of the principal balance and accrued but unpaid interest is convertible into shares of the Company’s common stock at a conversion price per share, security or unit, as applicable, equal to 80% of the price per share for which shares of Common stock or other securities are sold and issued to purchaser in an Equity Financing.  For purposes of these notes, the Equity Financing means any sale by the Company of equity of convertible debt securities which yield at least $3 million in gross proceeds.  Pursuant to the guidance of FASB ASC 470-20 Debt with Conversion and Other Options, the conversion price discount is a beneficial conversion feature.  Following guidance on contingent beneficial conversion features in FASB ASC 470-20-35-3 the BCF is not recorded until the conversion actually occurs and that will determine the term of the amortization of the BCF.  The note payable for $13,333 consisted of proceeds of $10,000 and debt financing fee of $3,333.  The financing fee is included in other current assets and amortized as interest expense over the 12 month term of the loan.

Interest expense incurred under debt obligations amounted to $12,879 and $34,473, for the six months ended September 30, 2012 and 2011, respectively; and $2,326 and $24,636 for the three months ended September 30, 2012 and 2011, respectively.

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fairs value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  For the six months ended September 30, 2012 and 2011, the Company had $40,262 and $40,262, respectively, associated with options and has recorded such expense on the Company’s statement of operations in Selling, General and Administrative. The options were vested in calculating stock based compensation, 80% and 60% for the periods ended September 30, 2012 and 2011.

The Company had approximately $40,262 and $80,524 of total unrecognized compensation cost related to unvested stock options at September 30, 2012 and March 31, 2012. This cost is being recognized over a weighted-average period of approximately 5 years.  No options were exercised during the periods ended September 30, 2012 and 2011.

(6)  Equity:

Common Stock. The Company is authorized to issue 200,000,000 shares of common stock and no other class of stock at this time.   There were 129,546,882 and 48,653,530 shares of common stock outstanding as of September 30, 2012 and March 31, 2012, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the six months ended September 30, 2012 the Company issued, in a private placement, 45,640,000 shares of its common stock, for a total of $2,282,000.

During the six months ended September 30, 2012 the Company issued 14,140,995 shares of its common stock for debt in the aggregate amount of $932,050.

During the six months ended September 30, 2012 the Company issued 900,000 shares of its common stock for directors’ compensation and issued 1,000,000 shares of common stock for employment agreement. The fair value of the directors’ and employee’s service was determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

During the six months ended September 30, 2012, the Company issued 2,312,357 shares of its common stock for services.

During the six months ended September 30, 2012, the Company issued 900,000 shares of its common stock for warrants agreements.

On August 15, 2012 the Company issued 16,000,000 shares of its common stock for stock subscription payable as a remaining part of Las Vegas Railway Express’ Asset Purchase Agreement in the acquisition of railway assets in an effort to reduce the contingent liabilities on the Company’s balance sheet.

(7)  Stock Option Plan:

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As of September 30, 2012 and 2011, the Company has 20,000,000 and 20,000,000 outstanding employee stock options, respectively.

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

At September 30, 2012, the Company had approximately $40,262 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.  No options were exercised during the quarters ended September 30, 2012 and 2011.

(8)  Subsequent Events:

Subsequent to September 30, 2012, the Company issued 2,400,000 common shares for $120,000 and $25,000 payment on a consulting contract.

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 10, 2012.

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

Business Overview

Las Vegas Railway Express, Inc.  (the “Company”, “we”, “us”, or “our”) is a Delaware corporation whose business plan is to establish a rail passenger train service between Las Vegas and Los Angeles using existing railroad lines currently utilized by two Class I railroads, Burlington Northern and Union Pacific. Our goal is to provide a Las Vegas style experience on the train (which we plan to call the “X” Train), which would traverse the planned route in approximately 5 hours. We plan to operate a single travel route marketed primarily to a leisure traveler from the Southern California basin enabling us to sell rail travel as a stand-alone operation with hotel rooms and other travel related services. Our unique travel option will offer a diversified product that will set us apart from travel related options of automobile and air.

The Company is in discussions with both the Union Pacific Railroad and the BNSF Railway seeking to secure rail trackage rights agreements. The Company has reached a preliminary agreement with Union Pacific Railroad awaiting finalization of the BNSF agreement and certain capital planning issues. An updated capacity planning and feasibility analysis has been completed for Union Pacific and we are in final discussion with respect to this with BNSF. The Company is negotiating an agreement with Amtrak to provide Train and Engine employees to operate the locomotives and train movements of the Company over the route between Los Angeles and Las Vegas. The Company has executed an MOU with AMTRAK outlining duties and responsibilities of each party which will be incorporated into the final Amtrak agreement. The Company has executed a Memorandum of Understanding (or MOU) with the Plaza Hotel as a Las Vegas station site and has a similar pending agreement with the City of Fullerton for use of that station for the Los Angeles terminus of the service. The Company estimates that it will need to obtain a minimum of $80-90MM in additional capital to begin operations of its planned train service. The Company intends to seek to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for   railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. Subject to obtaining needed funding, the Company estimates that the train service will start in 4rd quarter of 2013.

Prior to commencing operations of the train service, the Company will also need to secure all of the above agreements with Union Pacific Railroad and BNSF. Additionally, we will have to finalize our haulage agreement with Amtrak.

The Company’s common stock is currently quoted on the OTCQB under the symbol XTRN. The company website is www.vegasxtrain.com. The contents of this site are not incorporated in this Report.

The Company maintains offices at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.

The Company has been pursuing contracts with AMTRAK, Class 1 railroads and potential site locations for station development.  The Company has entered into a Memorandum of Understanding with AMTRAK for its train operations on January 13, 2011. This AMTRAK Agreement outlines the terms of the operations tasks which are the responsibilities of each party.  The Company has negotiated the procurement of bi-level railcars needed for its train consists. The planned service is targeting a start date for late 2013.  The Company has also entered into a feasibility and capacity planning agreement with Union Pacific Railroad. Burlington Northern Santa Fe has completed its feasibility and capacity planning study on behalf of the company. The Company has entered into a memorandum of understanding with the Plaza Hotel for use of a segment of their property as a passenger railway station in Las Vegas.

Results of Operations

For the quarter ended September 30, 2012, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $239,632 compared to $219,163 during the quarter ending September 30, 2011, primarily due to additional staff hired in connection with implementation of the Company’s business plan.  Selling, general and administrative expenses were $160,659 compared to $54,276 for 2011 with the primary increases in Director and Officers’ Insurance and travel expenses related to raising capital.   Professional fees were $463,166 compared to $44,339 with increase in legal fees and consulting services related to the implementation of the business plan. Depreciation expense was $365 compared to $0 in 2011. Interest expense was $2,326 compared to $24,636, reduced due to debt conversion of notes payable to equity.  The resulting net loss from operations was $866,106 compared to a loss of $341,995 in 2011.

For the six months ended September 30, 2012, there were no revenues associated with the railcar operations.    Salary wages and payroll taxes were $565,747 compared to $437,211 during the six months ending September 30, 2011, primarily due to additional staff as the business plan implementation.  Selling, general and administrative expenses were $253,397 compared to $124,604 for 2011 with the primary increases in Director and Officers’ Insurance and travel expenses related to raising capital.   Professional fees were $608,531 compared to $153,228 with increase in legal fees and consulting services related to the implementation of the business plan. Depreciation expense was $525 compared to $0 in 2011. Interest expense was $12,879 compared to $34,473, reduced do to debt conversion of notes payable to equity.  The resulting net loss from operations was $1,441,037 compared to a loss of $749,096 in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

We have experienced net losses and negative cash flows from operations since our inception.  We do not expect to generate revenue in the near future. We have sustained losses from continuing operations of $1,441,037 and $749,516 for the six months ended September 30, 2012 and 2011, respectively.

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

On April 27, 2012 the Company commenced a private offering of common stock to accredited investors to raise interim funds (initially up to $1.5MM, subsequently increased to $2.5MM) pursuant to a private offering memorandum.

As of September 30, 2012 the Company has received gross proceeds of $2,282,000 from the sale of 45,640,000 shares of common stock pursuant to the private offering. The Company anticipates this will provide the Company with sufficient operating cash for at least one year. The Company anticipates that it will need to secure at least $40MM in funding to commence operations of the X Train service. The Company intends to seek such funding through private or public sales of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The company has maintained sufficient operating cash to maintain its operations and holds reserves to service its assets. These reserves have been generated from operating cash flow.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2012 was $1,115,076 as compared to net cash used in operating activities for the six months ended September 30, 2011 of $507,759. The primary reasons for the differences between our net loss of $930,530 and net cash used in operating activities for the six months ended September 30, 2012 were stock and warrants issued for compensation and services of $457,530 offsetting the net loss of $930,530, income from discontinued operations of $480,507, a reduction of liabilities of discontinued operations of $107,249 and changes in other assets and accounts payable for $25,256. The changes in assets and liabilities compared to 2011 related to the timing of payments for operating items, primarily payroll.

Cash used in investing activities were expenditures of $216,827 consisting o $150,000 for the purchase of rail cars, $8,816 in office equipment, and $58,011 in capitalized costs toward the development of the project.

Net cash provided by financing activities was $2,266,000 for the six months ended September 30, 2012 consisting of $2,282,000 from proceeds of sale of common stock and $9,000 from the exercise of warrants offset by a $25,000 payment for a note payable. This compares to September 30, 2011 which had cash provided by financing activities of $513,333, consisting primarily of proceeds from sale of stock of $300,000 and proceeds of notes payable of $213,333.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NA

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the six and three months ended September 30, 2012 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2012, the Company issued shares of its common stock as follows:

●	4,232,222 shares issued to promissory notes holders for conversion of promissory notes and accrued interest for a total value of $216,661.

●	1,712,357 shares issued for services of $218,580.

●	22,040,000 shares issued to investors in a private offering for cash totaling $1,102,000.

•	16,000,000 shares issued for stock subscriptions payable as a remaining part of the Las Vegas Railway Express’ Asset Purchase Agreement dated January 21, 2010 agreement.

•	900,000 shares issued for warrants exercised for cash totaling $9,000.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company is in default on notes payable in the aggregate amount of $135,287 made to investors that are included in liabilities to be disposed of.  As of September 30, 2012 there has been no outstanding demand made for repayment of the notes or accrued interest.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

 None

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL Instance Document*

EX-101.SCH	XBRL Schema Document*

EX-101.CAL	XBRL Calculation Linkbase Document*

EX-101.DEF	XBRL Definition Linkbase Document*

EX-101.LAB	XBRL Labels Linkbase Document*

EX-101.PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2012	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: November 13, 2012	By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)