Form 10-Q
period 2012-12-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2013-02-19
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

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
Yes [  ] No [X]

Number of outstanding shares of common stock as of February 19, 2013 was 151,511,882.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Restated)
Assets

Current assets
Cash	$332,123	$53,632
Other current assets	9,545	47,028
Total current assets	341,668	100,660

Property and equipment, net of accumulated depreciation	359,128	2,880

Other assets
Deposit with Union Pacific	600,000	-
Other assets	18,253	-
Goodwill	843,697	843,697
Total other assets	1,461,950	843,697
Total assets	$2,162,746	$947,237

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Short term notes payable	$103,333	$785,116
Accounts payable and accrued expenses	292,429	236,009
Derivative liability	83,313	170,499
Liabilities to be disposed of, current	165,696	905,950
Total current liabilities	644,771	2,097,574
Deferred tax liability	55,914	42,343
Total liabilities	700,685	2,139,917

Commitments

Stockholders' equity (deficit)
Common stock subscribed	3,050	640,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 144,671,882 and 48,653,350 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	14,467	4,865
Additional paid-in capital	16,918,126	99,971,987
Accumulated deficit	(15,473,582)	(11,809,532)
Total stockholders' equity (deficit)	1,462,061	(1,192,680)
Total liabilities and stockholders' equity (deficit)	$2,162,746	$947,237

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
		(Restated)		(Restated)
Operating Expenses:
Compensation and payroll taxes	1,492,873	251,698	2,602,385	731,088
Selling, general and administrative	210,436	49,037	463,875	173,641
Professional fees	500,067	64,813	1,043,532	218,041
Depreciation expense	600	160	1,125	160
Total expenses	2,203,976	365,708	4,110,917	1,122,930

Loss from operations	(2,203,976)	(365,708)	(4,110,917)	(1,122,930)

Other income (expense)
Change in derivative liability	(65,791)	-	(20,824)	-
Interest income (expense)	14,158	(141,668)	4,496	(194,235)
Total other income (expense)	(51,633)	(141,668)	(16,328)	(194,235)

Net loss from continuing operations before tax provision	(2,255,609)	(507,376)	(4,127,245)	(1,317,165)

Provision for income taxes	(4,540)	(4,540)	(13,571)	(13,571)

Net loss from continuing operations	(2,260,149)	(511,916)	(4,140,816)	(1,330,736)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(3,741)	1,112	476,766	1,531

Net loss	$(2,263,890)	$(510,804)	$(3,664,050)	$(1,329,205)

Net (loss) per share, continuing operations, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Net income (loss) per share, discontinued operations, basic and diluted	$-	$-	$-	$-
Net (loss) per share basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average number of common
shares outstanding, basic and diluted	119,849,256	43,454,458	96,880,134	42,709,964

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(3,664,050)	$(1,329,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,125	160
Change in derivative liability	20,824	-
Amortization of discount on note payable	-	96,547
Stock issued for services	1,118,670	225,423
Stock option compensation	60,393	60,392
Warrants issued for services	1,181,071	-
Changes in operating assets and liabilities:
Other current assets	37,483	(1,251)
Other assets	(18,253)	-
Liabilities of discontinued operations, net	(584,014)	(47,603)
Accounts payable and accrued expenses	85,281	130,155
Deferred income tax liability	13,571	13,572

Net cash used in operating activities	(1,747,899)	(851,810)

Cash flows from investing activities
Purchases of property and equipment	(344,610)	(3,200)
Deposit with Union Pacific	(600,000)	-
Net cash used in investing activities	(944,610)	(3,200)

Cash flows from financing activities
Proceeds from sale of stock	2,282,000	383,253
Proceeds from exercise of warrants	9,000	-
Proceeds from notes payable	705,000	488,333
Payments on note payable	(25,000)	-

Net cash provided by financing activities	2,971,000	871,586

Net change in cash	278,491	16,576
Cash, beginning of the year	53,632	16,312
Cash, end of nine months	$332,123	$32,888

Supplemental disclosure of cash flow information:
Interest paid	$1,444	$400
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued to settle stock subscriptions	$640,000	$-
Stock issued for debt	$1,547,051	$170,314
Warrants issued for payment of property and equipment	$12,763	$-

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Las Vegas Railway Express, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2013 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $3,664,050 for the nine months ended December 31, 2012 and an accumulated deficit of $15,473,582 through December 31, 2012. Although a substantial portion of the Company’s cumulative net loss is attributable to lack of revenue, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company estimates that it will need to obtain a minimum of $150 million in additional capital to begin operations of its planned train service. The Company intends to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with a nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, Union Pacific Railroad (“UP”) and BNSF Railway Company (“BNSF”) mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. In addition, approximately $56 million will need to be paid to UP to procure operating rights for the Company on the UP route between Daggett, CA and Las Vegas, NV.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Restatements

The accompanying financial statements as of and for the year ended March 31, 2012 and the three and nine months ended December 31, 2011 have been restated to reflect a correction in the presentation of common stock subscribed, related to the purchase of the train business, from a liability to stockholders’ equity. The nature of this account is such that it will not be settled with cash or other assets, but rather it will be settled by issuance of the Company’s common stock. Accordingly it has the characteristics of stockholders’ equity.

Additionally, the Company has determined that certain of the warrants outstanding had elements that qualified them as derivative liabilities instead of equity. And two of its notes payable also had embedded elements that required bifurcation and statement as derivative liabilities. Accordingly, it obtained a third party valuation of the warrants and embedded derivatives and reclassified them as derivative liabilities.

The Company also made corrections to stock-based compensation.

Finally, the Company has determined that since goodwill is amortized for income taxes, but not for books, there exists a temporary difference in the carrying amount of this asset between book and tax. Furthermore, as it cannot be concluded that this difference can be absorbed by the Company’s net operating loss carryforward, it is necessary to record a deferred income tax liability.

The impact of the restatements described above is as follows.

As of March 31, 2012:
	As Previously
	Reported	Adjustments	Restated

Notes payable	$788,333	$(3,217)	$785,116
Derivative liability	-	170,499	170,499
Stock subscription payable	640,000	(640,000)	-
Total current liabilities	2,570,292	(472,718)	2,097,574
Deferred tax liability	-	42,343	42,343
Total liabilities	2,570,292	(430,375)	2,139,917

Common stock subscribed	-	640,000	640,000
Additional paid in capital	9,995,692	(23,705)	9,971,987
Retained earnings	(11,623,612)	(185,920)	(11,809,532)
Total stockholders' deficit	(1,623,055)	(185,920)	(1,192,680)

For the three months ended December 31, 2011:
	As Previously
	Reported	Adjustments	Restated

Operating Expenses:
Compensation and payroll taxes	$193,948	$57,750	$251,698
Selling, general and administrative	49,037		49,037
Professional fees	64,813		64,813
Depreciation expense	160		160
Total expenses	307,958	57,750	365,708
Loss from operations	(307,958)	(57,750)	(365,708)
Other income (expense):
Change in derivative liability	-		-
Interest income (expense)	(105,317)	(36,351)	(141,668)
Total other income (expense)	(105,317)	(36,351)	(141,668)
Net loss from continuing operations before tax provision	(413,275)	(94,101)	(507,376)
Provision for income taxes	-	(4,540)	(4,540)
Net loss from continuing operations	(413,275)	(98,641)	(511,916)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	1,112		1,112
Net loss	$(412,163)	$(98,641)	$(510,804)

For the nine months ended December 31, 2011:
	As Previously
	Reported	Adjustments	Restated

Operating Expenses:
Compensation and payroll taxes	$631,158	$99,930	$731,088
Selling, general and administrative	173,641		173,641
Professional fees	218,041		218,041
Depreciation expense	160		160
Total expenses	1,023,000	99,930	1,122,930
Loss from operations	(1,023,000)	(99,930)	(1,122,930)
Other income (expense)
Change in derivative liability	-		-
Interest income (expense)	(139,790)	(54,445)	(194,235)
Total other income (expense)	(139,790)	(54,445)	(194,235)
Net loss from continuing operations before tax provision	(1,162,790)	(154,375)	(1,317,165)
Provision for income taxes	-	(13,571)	(13,571)
Net loss from continuing operations	(1,162,790)	(167,946)	(1,330,736)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	1,531		1,531
Net loss	$(1,161,259)	$(167,946)	$(1,329,205)

 (2)           Summary of Significant Accounting Policies:

Deposit with Union Pacific:

On November 8, 2012, the Company signed an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada. In connection with this agreement, the Company made an earnest money deposit of $600,000 and is required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before March 31, 2013. Failure to meet the conditions specified in the agreement will result in the Company losing the $600,000 deposit.

Goodwill:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the fiscal year ending March 31, 2012, our assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Fixed Assets:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at December 31, 2012 and March 31, 2012 was $55,914 and $42,343, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2012 and March 31, 2012, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after reducing net income by preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and nine months ended December 31, 2012 and 2011 as the amounts are anti-dilutive.  As of December 31, 2012, the Company had 2,000,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of December 31, 2012, the Company had 21,496,842 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

Share-Based Payment

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values compensatory stock based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of service completion.

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no warrants or options granted during the nine months ended December 31, 2011 for which the Company used the Black-Scholes model.  Assumptions used in the Black-Scholes model to value warrants issued during the nine months ended December 31, 2012 are as follows.

	Nine	Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2012	2011

Expected life in years	1.5 - 10 years	N/A
Stock price volatility	171.0% - 286.0%	N/A
Risk free interest rate	0.25% - 1.62%	N/A
Expected dividends	None	N/A
Forfeiture rate	0%	N/A

The assumptions used in the Black-Scholes model referred to above are based upon the following data: (1) The expected life of the warrants are estimated by considering the contractual term of the warrant, the vesting period, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the warrant is based upon historical share price data of the Company’s stock. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Certain compensatory warrants qualify as derivative instruments and are valued using the binomial lattice method. See Note 5 below regarding accounting for derivative liabilities.

New Accounting Pronouncements:

On July 27, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350). ASU 2012-02 allows companies to initially use a qualitative approach to assessing whether goodwill or other long-lived assets have been impaired. If companies determine qualitatively that goodwill or other long-lived assets have not been impaired, a quantitative test is not required. Companies can bypass the quantitative test if desired, and still perform the quantitative test. It is effective for reporting periods beginning after September 15, 2012.  The Company previously adopted the goodwill portion of this ASU, and has now early-adopted this ASU for the year ending March 31, 2013. There was no impact from the adoption of this ASU.

(3)         Fixed Assets

Fixed assets consisted of the following.

	December 31,	March 31,
	2012	2012
	(Unaudited)

Office equipment	$11,324	$3,200
Software	14,192	-
Transportation equipment under construction	332,049	-

	357,565	3,200

Less: accumulated depreciation	(1,445)	(320)

	$356,120	$2,880

(4)           Notes payable:

A summary of notes payable is as follows:

	December 31,	March 31,
	2012	2012

Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$-	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	-	22,055

Notes included in liabilities from discontinued operations	$-	$148,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012.	$-	$100,000

Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8% per annum,
payable on May 17, 2012. The Company is in default on this note.	13,333	13,333

Secured promissory note, dated August 15, 2011, to an
investor, bearing interest at 10% per annum, payable
February 11, 2012.	-	100,000

Secured promissory note, dated September 30, 2011, to
an investor bearing interest at 10% per annum, payable on
March 28, 2012.	-	50,000

Secured promissory notes, dated October 8, 2011,
to three investors bearing interest at 10% per annum,
payable on April 10, 2012.	-	225,000

Secured promissory note, dated January 25, 2012, to
an investor bearing interest at 10% per annum, payable on
demand, convertible to common shares at $0.10 per share.	-	100,000

Secured promissory note, dated February 24, 2012, to an
investor bearing interest at 10% per annum, payable on
demand, convertible to common shares at $0.10 per share.	-	200,000

Unsecured promissory notes, dated December 15 and 20, 2012,
to 7 investors with promissory note conversion agreements, dated
December 15 and 20, 2012, with the conversion rate of $0.05 per share.	90,000	-

Total outstanding notes payable from continuing operations	$103,333	$788,333

As of December 31, 2012, the Company is in default on the above note payable for $13,333.  As of December 31, 2012, there has been no demand made for repayment of the notes or accrued interest.

The note payable for $13,333 consisted of proceeds of $10,000 and debt financing fee of $3,333.  The financing fee was included in other current assets and amortized as interest expense over the 12 month term of the loan.  As of December 31, 2012, the financing fee has been fully amortized and has a remaining balance of $0.

(5) Derivative Liability

The Company has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is shown in the following table.

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011 (Restated)
	Conversion Feature			Conversion Feature
	of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$134,791	$35,708	$170,499	$171,877	$35,708	$207,585
Additional issuances	94,020	-	94,020	-	-	-
Exercised/converted	(172,591)	(29,439)	(202,030)	-	-	-
Change in derivative liability	24,162	(3,338)	20,824	-	-	-
Ending balance, December 31	$80,382	$2,931	$83,313	$171,877	$35,708	$207,585

The derivative liability was valued using the binomial lattice method with the following inputs.

	Nine	Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2012	2011

Expected life in years	0.36 - 5.1 years	2 - 5 years
Stock price volatility	46.8% - 191.5%	33.2% - 47.1%
Discount rate	0.05% - 0.91%	0.56% - 1.08%
Expected dividends	None	None
Forfeiture rate	0%	0%

(6)  Equity:

Common Stock
The Company is authorized to issue 200,000,000 shares of common stock and no other class of stock at this time.   There were 144,671,882 and 48,653,530 shares of common stock outstanding as of December 31, 2012 and March 31, 2012, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the nine months ended December 31, 2012 the Company issued, in a private placement, an aggregate of 45,640,000 shares of its common stock for total proceeds of $2,282,000. The private placement of shares took place between April and August 2012. There were no shares sold under the private placement memorandum in the three months ended December 31, 2012. During the nine months ended December 31, 2011, the Company sold 1,341,382 shares in a private placement, with proceeds of $1,341,382. There were no shares sold under a private placement memorandum during the three months ended December 31, 2011.

During the three and nine months ended December 31, 2012 the Company issued 11,100,000 and 26,440,995 shares of its common stock as payment of debt and accrued interest in the aggregate amount of $555,000 and $1,547,051, respectively. There were no shares issued as payment of debt and accrued interest during the nine months ended December 31, 2011.

During the three and nine months ended December 31, 2012 the Company issued zero and 900,000 shares, respectively, of its common stock for directors’ compensation. During the three and nine months ended December 31, 2011, the Company issued 200,000 and 400,000 shares, respectively, for directors’ compensation.

During the three and nine months ended December 31, 2012, the Company issued 1,375,000 and 3,750,000 shares, respectively, of common stock for employee compensation in accordance with employment agreements. There were no shares issued for employee services during the nine months ended December 31, 2011.

The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the three and nine months ended December 31, 2012, the Company issued an aggregate of 2,825,000 and 7,037,357 shares, respectively, of its common stock as payment for services, directors’ and employee compensation resulting in total expense of $367,725 and $1,370,257, respectively.  During the three and nine months ended December 31, 2011, the Company issued 712,857 and 1,732,841 shares, respectively, with a corresponding expense recorded of $372,993 and $81,800, respectively.

The fair values of the services provided were determined by the closing price of the stock on date of issuance and board of director minutes authorizing the shares.

During the three months ended December 31, 2012, the Company issued 900,000 shares of its common stock upon exercise of warrants, which resulting in proceeds of $9,000. There were no warrants exercised in the nin months ended December 31, 2011.

In effort to reduce the subscription payable on the Company’s balance sheet on August 15, 2012 the Company issued 16,000,000 shares of its common stock to the designees of Las Vegas Railway Express, a Nevada corporation (“LVRE”), in connection with the asset purchase agreement, dated November 23, 2009 (the “Purchase Agreement”), between the Company and LVRE. Pursuant to the Purchase Agreement, the Company issued to LVRE or its designees 4,000,000 shares of common stock, and agreed to issue to LVRE or its designees an additional 16,000,000 shares of common stock upon the occurrence of certain milestone set forth in the Purchase Agreement, in exchange for all of the assets of LVRE. In connection with the issuance of the 16,000,000 shares, the Company waived compliance with such milestones, subject to the condition that the shares will be returned to the Company if the milestones are not achieved within two years.

Warrants
On September 9, 2012, the Company issued an aggregate total of 600,000 warrants for services resulting in a one time expense of $54,035 during the three months ended September 30, 2012.  The warrants are exercisable into shares of the Company’s common stock at an exercise price of $0.05 per share.

During the three months ended December 31, 2012, the Company issued an additional 20,896,842 warrants for services and the purchase of fixed assets.  The warrants issued during the three months ended December 31, 2012 resulted in an aggregate of $1,181,071 of expense, as well as an increase to property and equipment of $12,763 for the purchase of transportation equipment.  These warrants are exercisable into shares of the Company’s common stock at exercise prices ranging from $0.10 to $0.55 per share.

(7)  Stock Option Plan:

The Company’s 2011 Stock Option Plan provides for the grant of 20,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

As of December 31, 2012, the Company had 2,000,000 options outstanding.  The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for an estimated 2.5 year term; risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of (51%), the market value of the Company’s stock on grant date was $0.45.

At December 31, 2012, the Company had approximately $60,393 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.  No options were exercised during the quarters ended December 31, 2012 and 2011.

(8)  Subsequent Events:

Subsequent to December 31, 2012 the Company issued 5,100,000 common shares for $255,000 of debt and 1,240,000 shares for services.

On February 4, 2013 the Company issued 500,000 common shares for director’s compensation.

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

The Company is in discussions with both the Union Pacific Railroad and the BNSF Railway seeking to secure rail trackage rights agreements. The Company has reached a preliminary agreement with Union Pacific Railroad awaiting finalization of the BNSF agreement and certain capital planning issues. An updated capacity planning and feasibility analysis has been completed for Union Pacific and we are in final discussion with respect to this with BNSF. The Company is negotiating an agreement with Amtrak to provide Train and Engine employees to operate the locomotives and train movements of the Company over the route between Los Angeles and Las Vegas. The Company has executed an MOU with AMTRAK outlining duties and responsibilities of each party which will be incorporated into the final Amtrak agreement. The Company has executed a Memorandum of Understanding (or MOU) with the Plaza Hotel as a Las Vegas station site and has a similar pending agreement with the City of Fullerton for use of that station for the Los Angeles terminus of the service. The Company estimates that it will need to obtain a minimum of $150 million in additional capital to begin operations of its planned train service. The Company intends to seek to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for   railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. Subject to obtaining needed funding, the Company estimates that the train service will start in 4rd quarter of 2013.

On November 8, 2012 the Company entered into agreement related to Las Vegas Railway Express, Inc. operations on Union Pacific Railroad’s property. Prior to commencing operations of the train service, the Company will also need to secure the agreement with BNSF. Additionally, we will have to finalize our haulage agreement with Amtrak.

The Company entered into a consulting agreement with Rail Enterprises, Inc.; and with their expertise purchased 10 rail cars on August 22, 2010, 2 cars on October 12, 2012, and 2 cars on November 2, 2012.

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

Results of Operations

The following is a comparison of the consolidated results of operations for the three months ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,	December 31,
	2012	2011	$ Change	% Change
		(Restated)
Operating Expenses:
Compensation and payroll taxes	$1,492,873	$248,948	$1,243,925	499.7%
Selling, general and administrative	210,436	51,787	158,649	306.3%
Professional fees	500,067	64,813	435,254	671.6%
Depreciation expense	600	160	440	275.0%
Total expenses	2,203,976	365,708	1,838,268	502.7%

Loss from operations	(2,203,976)	(365,708)	(1,838,268)	502.7%

Other (expense) income
Change in derivative liability	(65,791)	-	(65,791)	N/A
Interest income (expense)	14,158	(141,668)	155,826	-110.0%
Total other (expense)	(51,633)	(141,668)	90,035	-63.6%

Net loss from continuing operations before income tax expense	(2,255,609)	(507,376)	(1,748,233)	344.6%

Provision for income taxes	(4,540)	(4,540)	-	0.0%

Net loss from continuing operations	(2,260,149)	(511,916)	(1,748,233)	341.5%

Discontinued operations:
Income (loss) from discontinued operations	(3,741)	1,112	(4,853)	-436.4%

Net loss	$(2,263,890)	$(510,804)	$(1,753,086)	343.2%

Compensation expense increased by $1,243,925, or 500%, during the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011.  The increase was primarily due to the impact of non-cash stock based compensation offered to employees in connection with implementation of our business plan.  Selling, general and administrative expenses increased by $158,649, or 306%, during the quarter ended December 31, 2012 as compared to the same period in 2011 primarily due to increases in director and officers’ insurance and travel expenses related to raising capital.   Professional fees increased by $435,254, or 672%, during 2012 as compared to 2011 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds.  Interest expense was lower during 2012 due to debt holders agreeing to convert their notes payable to equity. Income tax expense in 2012 was due to the deferred tax liability related to goodwill.

The following is a comparison of the consolidated results of operations for the nine months ended December 31, 2012 and 2011.

	Nine Months Ended
	December 31,	December 31,
	2012	2011	$ Change	% Change
		(Restated)
Operating Expenses:
Compensation and payroll taxes	$2,602,385	$766,588	$1,835,797	239.5%
Selling, general and administrative	463,875	138,141	325,734	235.8%
Professional fees	1,043,532	218,041	825,491	378.6%
Depreciation expense	1,125	160	965	603.1%
Total expenses	4,110,917	1,122,930	2,987,987	266.1%

Loss from operations	(4,110,917)	(1,122,930)	(2,987,987)	266.1%

Other income (expense)
Change in derivative liability	(20,824)	-	(20,824)	N/A
Interest income (expense)	4,496	(194,235)	198,731	-102.3%
Total other income (expense)	(16,328)	(194,235)	177,907	-91.6%

Net loss from continuing operations before tax provision	(4,127,245)	(1,317,165)	(2,810,080)	213.3%

Provision for income taxes	(13,571)	(13,571)	-	0.0%

Net loss from continuing operations	(4,140,816)	(1,330,736)	(2,810,080)	211.2%

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	476,766	1,531	475,235	31040.8%

Net loss	$(3,664,050)	$(1,329,205)	$(2,334,845)	175.7%

Compensation expenses increased by $1,835,797, or 239%, during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  The increase was primarily due to the impact of non-cash stock based compensation offered to employees in connection with implementation of our business plan.  Selling, general and administrative expenses increased by $325,734, or 236%, during the nine months ended December 31, 2012 as compared to the same period in 2011 primarily due to increases in director and officers’ insurance and travel expenses related to raising capital.   Professional fees increased by $825,491, or 379%, during 2012 as compared to 2011 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds.  Interest expense was lower during 2012 due to debt holders agreeing to convert their notes payable to equity. Income tax expense in 2012 was due to the deferred tax liability related to goodwill.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had a net loss of $3,664,050 for the nine months ended December 31, 2012 and an accumulated deficit of $15,473,582 through December 31, 2012. Although a substantial portion of our cumulative net loss is attributable to lack of revenue, management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about our ability to continue as a going concern.

We estimate that it will need to obtain a minimum of $150 million in additional capital to begin operations of its planned train service. We intend to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with a nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all.  If we succeed in raising such funds, we intend to use them for railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, Union Pacific Railroad (“UP”) and BNSF Railway Company (“BNSF”) mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. In addition, approximately $56 million will need to be paid to UP to procure operating rights for the Company on the UP route between Daggett, CA and Las Vegas, NV.

On April 27, 2012 the Company commenced a private offering of common stock to accredited investors to raise interim funds (initially up to $1.5 million, subsequently increased to $2.5 million) pursuant to a private offering memorandum.  As of December 31, 2012 the Company has received gross proceeds of $2,282,000 from the sale of 45,640,000 shares of common stock pursuant to the private offering.

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

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

-	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and
-	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2012 was $1,747,899 as compared to net cash used in operating activities for the nine months ended December 31, 2011 of $851,810. The primary reasons for the differences between our net loss of $3,664,050 and net cash used in operating activities for the nine months ended December 31, 2012 were the non-cash stock issued for compensation and services of $1,118,670, the non-cash issuance of warrants for services of $1,181,071, a decrease in our derivative liability of $20,824, a reduction of liabilities of discontinued operations of $584,014 and increases in accounts payable and accrued expenses of $85,281. The changes in assets and liabilities compared to 2011 related to the timing of payments for operating items, primarily payroll.

Cash used in investing activities during the nine months ended December 31, 2012 were expenditures of $944,610 consisting of $322,472 for the purchase of rail cars and other capitalized costs towards the project, $8,124 in office equipment, $14,192 in software related costs, and a deposit of $600,000 with Union Pacific pursuant to an operating agreement signed.  We did not have any significant cash used in investing activities during 2011, as the Union Pacific agreement was signed in 2012, and we are now getting closer to becoming operational, which requires additional investment.

Net cash provided by financing activities was $2,971,000 for the nine months ended December 31, 2012 consisting of $2,282,000 from the proceeds from the sale of common stock, $705,000 in proceeds from issuance of notes payables, and $9,000 from the exercise of warrants, offset by repayments of $25,000 payment for a note payable.  This compares to December 31, 2011 which had cash provided by financing activities of $871,586, consisting primarily of proceeds from sale of stock of $383,253 and proceeds of notes payable of $488,333.

Management currently believes that cash flows from current and future equity investments will be sufficient to meet the Company’s liquidity and capital needs at least through fiscal 2013.

New Accounting Pronouncements:

On July 27, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350). ASU 2012-02 allows companies to initially use a qualitative approach to assessing whether goodwill or other long-lived assets have been impaired. If companies determine qualitatively that goodwill or other long-lived assets have not been impaired, a quantitative test is not required. Companies can bypass the quantitative test if desired, and still perform the quantitative test. It is effective for reporting periods beginning after September 15, 2012.  The Company previously adopted the goodwill portion of this ASU, and has now early-adopted this ASU for the year ending March 31, 2013. There was no impact from the adoption of this ASU.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NA

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were (1) ineffective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) ineffective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions were based on the discovery that certain of our share based compensatory agreements and convertible notes payable had not been properly analyzed and consequently required us to restate our financial information. We have taken steps to address this condition, including an analysis of all the existing agreements, and a plan to perform such analysis in the future before entering into this type of agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2012 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended December 31, 2012, the Company issued shares of its common stock as follows:

●	12,300,000 shares issued to promissory notes holders for conversion of promissory notes for a total value of $615,000.

●	75,000 shares issued for services of $11,875.

●	2,750,000 shares issued to executives per employment agreements.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company is in default on notes payable in the aggregate amount of $135,287 made to investors that are included in liabilities to be disposed of.  As of December 31, 2012 there has been no outstanding demand made for repayment of the notes or accrued interest.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

 None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 19, 2013	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: February 19, 2013
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)