Form 10-K/A
period 2012-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2013-06-11
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTCBB on September 30, 2011 was $3,321,267.

Number of outstanding shares of common stock as of June 22, 2012 was 83,362,303.

Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

EXPLANATORY NOTE

Las Vegas Railway Express, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the "Amended 10-K") to amend its Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on July 10, 2012 (the "Original 10-K"). This Amended 10-K restates, for reasons described below, the balance sheets as of March 31, 2012 and 2011 and its related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2012.

The accompanying balance sheets as of March 31, 2012 and 2011 and related statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2012 have been restated for the following errors:

(1)
Reflect a correction in the presentation of common stock subscribed related to the purchase of the train business, from a liability to stockholders’ equity.  The nature of this account is such that it will not be settled with cash or other assets, but rather it will be settled by issuance of a fixed number of Company’s common stock.  Accordingly it should be classified in stockholders’ equity.

(2)
Certain of the warrants outstanding had elements that qualified them as derivative liabilities instead of equity. And two of the notes payable also had embedded elements that required bifurcation and statement as derivative liabilities. Accordingly, we obtained a third party valuation of the warrants and embedded derivatives and reclassified them as derivative liabilities.

(3)	The Company made corrections to the way it accounts for stock based compensation.
(4)
Finally, the Company has determined that since goodwill is amortized for income taxes, but not for books, there exists a temporary difference in the carrying amount of this asset between book and tax. Furthermore, as it cannot be concluded that this difference can be absorbed by the Company’s net operating loss carryforward, it is necessary to record a deferred income tax liability.

Amendments to the Original 10-K

For the convenience of the reader, this Amended 10-K sets forth the Original 10-K, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

• Part II — Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
• Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
• Part II — Item 8. Financial Statements and Supplementary Data;
• Part II — Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure;
• Part II — Item 9A. Controls and Procedures;
• Part III — Item 14. Principal Accountant Fees and Services; and
• Part IV — Item 15. Exhibits and Financial Statement Schedules.

In accordance with applicable SEC rules, this Amended 10-K includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-K is being amended by this Amended 10-K. The Amended 10-K continues to speak as of the date of the Original 10-K, and we have not updated the filing to reflect events occurring subsequently to the Original 10-K date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K.

PART I

Item 1.  Business

History

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

In addition, the Class 1 railroads have completed their capacity planning analysis. These projects are performed by the railroad companies and include a specific time and destination study of the exact consist we will be running on the proposed existing rail infrastructure in our route..

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

We have net losses of $2,006,033 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have an accumulated deficit of $11,809,532.  There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

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

Our independent registered public accounting firm, in their report on the audited financial statements for the year ended March 31, 2012, states that there is a substantial doubt that we will be able to continue as a going concern.

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

The Company has identified material weaknesses in internal control over financial reporting.

The Company has concluded that its internal control over financial reporting as of March 31, 2012 is ineffective because of material weakness identified related to inadequate technical accounting review of transactions which resulted in a restatement of the 2012 and 2011 financial statements. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

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

Equity Compensation Plan Information as of March 31, 2012

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	20,000,000
Equity compensation plans not approved by security holders	2,000,000	$0.14	-
Total	2,000,000	$-	20,000,000

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere herein.

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

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectibles of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the Intangible topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the fiscal years ending March 31, 2012 and 2011, our assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Income Taxes:

The Company accounts for income taxes under FASB ASC 740 "Income Taxes."  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at March 31, 2012 and 2011 was $42,343 and $0, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2012 and 2011, the Company has not established a liability for uncertain tax positions.

Stock-Based Compensation:

The Company issues stock, options and warrants as share-based compensation to employees and non-employees.

The Company accounts for its stock-based compensation to employees in accordance FASB ASC 718.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no warrants or options granted during the years ended March 31, 2012 or 2011 for which the Company used the Black-Scholes model.

Certain compensatory warrants qualify as derivative instruments and are valued using the binomial lattice method. See Note 7 to the financial statements below regarding accounting for derivative liabilities.
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

Results of Operations

The following are the results of our continuing operations for the year ended March 31, 2012 compared to the year ended March 31, 2011.

	Year Ended
	March 31,	March 31,
	2012	2011	$ Change	% Change
	(Restated)

Operating Expenses:
Compensation and payroll taxes	$1,222,013	$780,849	$441,164	56.5%
Selling, general and administrative	233,577	314,835	(81,258)	-25.8%
Professional fees	268,731	752,052	(483,321)	-64.3%
Depreciation expense	320	-	320	100.0%
Total expenses	1,724,641	1,847,736	(123,095)	-6.7%

Loss from continuing operations	(1,724,641)	(1,847,736)	123,095	-6.7%

Other (expense) income
Interest income	-	3,000	(3,000)	-100.0%
Interest expense	(295,131)	(198,813)	(96,318)	48.4%
Change in derivative liability	37,086	-	37,086	100.0%
Loss on disposition of assets	-	(2,965)	2,965	-100.0%
Gain on extinguishment of debt	-	238,374	(238,374)	-100.0%
Total other (expense) income	(258,045)	39,596	(297,641)	-751.7%

Net loss from continuing operations before tax provision	(1,982,686)	(1,808,140)	(174,546)	9.7%
Provision for income taxes	42,343	-	42,343	100.0%
Net loss from continuing operations	(2,025,029)	(1,808,140)	(216,889)	12.0%
Discontinued operations:
Income from discontinued operations	18,996	16,157	2,839	17.6%

Net loss	$(2,006,033)	$(1,791,983)	$(214,050)	11.9%

Revenue

During the years ended March 31, 2012 and 2011, our railcar operations have yet to generate any revenue.

Operating Expenses

Compensation and payroll taxes increased by $441,164, or 56.5%, during the year ended March 31, 2012 as compared to 2011.  The increase in compensation expense is related to the hiring of additional full-time employees to replace consultants that were previously used, including our Chief Executive Officer and Chief Operating Officer.  Accordingly, we had a reduction of our professional fee expenses during the year ended March 31, 2012 of $483,321.  Selling, general and administrative expenses decreased by $81,258, or 25.8% during 2012 primarily due to higher costs in 2011 associated with travel expenses related to raising capital, as well as higher expenses associated with officers auto allowances and rent expense.

Other (Expense) Income

Interest expense increased by $96,318, or 48%, during 2012 primarily due to the increase in debt outstanding during the period, as well as the issuance of warrants in connection with debt during 2012.  Our change in derivative liability amounted to $37,086 during 2012 resulted in the decrease in the valuation of derivative transactions entered into during 2012.  There was no corresponding amount during 2011, as we had no derivatives during that timeframe.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained losses from continuing operations of $2,006,033 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively.

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

The Company raised $ 383,254 during the year ended March 31, 2012 from private offerings of stock.  The Company also received an additional $788,333 from the issuance of debt.

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

Cash Flows

Net cash used in operating activities for the years ended March 31, 2012 and 2011 was $1,131,068 and $1,407,834, respectively. The primary sources of cash used in operating activities for the years ended March 31, 2012 and 2011 were from net losses of $2,006,033 and $1,791,983. The non-cash components of operating expenses during the years ended March 31, 2012 and 2011 primarily related to share based compensation expenses $685,881 and $625,993, respectively, as well as amortization of debt discounts of $257,653 and $166,930, respectively.

Net cash used for investing activities during the year ended March 31, 2012 was $3,200 and $0 for the purchase of a copier.  We had no capital expenditures during 2011.

Net cash provided by financing activities for the years ended March 31, 2012 and 2011 were $1,171,587 and $1,418,276, respectively. In 2012, the Company sold stock for $383,254 and issued debt of $788,333. In 2011, the Company sold stock for $ 1,269,001 and issued debt of $175,000. During the years ended March 31, 2012 and 2011, $0 and $20,725, respectively, was paid on related party payables.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Las Vegas Railway Express, Inc. (“Company”), as of March 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the year ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc. as of March 31, 2012, and the result of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Las Vegas Railway Express, Inc. will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, has no revenues and has a negative working capital. These factors among others raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the financial statements, the Company has restated its financial statements for 2012.

/s/ BDO USA, LLP

Los Angeles, California
June 10,  2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Las Vegas Railway Express, Inc., as of March 31, 2011, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc.  as of March 31, 2011, and the result of its operations and its cash flows for the year ended March 31, 2011, in conformity with accounting principles generally accepted (GAAP) in the United States of America.

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

As described in Note 2 to the financial statements, the Company has restated its financial statements for 2011.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
July 10, 2012, except as to Note 2 which is as of June 10, 2013

LAS VEGAS RAILWAY EXPRESS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
	(Restated)	(Restated)
Assets

Current assets
Cash	$53,632	$16,313
Other current assets	47,028	-
Total current assets	100,660	16,313

Property and equipment, net of accumulated depreciation	2,880	-

Other assets
Goodwill	843,697	843,697
Total other assets	843,697	843,697
Total assets	$947,237	$860,010

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Short term notes payable	$785,116	$-
Accounts payable and accrued expenses	236,009	169,955
Derivative liability	170,499	-
Liabilities to be disposed of, current	905,950	999,122
Total current liabilities	2,097,574	1,169,077

Deferred tax liability	42,343	-

Total liabilities	2,139,917	1,169,077

Commitments

Stockholders' deficiency
Common stock subscribed	640,000	850,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 48,653,350 and 39,201,498 shares issued and outstanding as of March 31, 2012 and 2011, respectively	4,865	3,920
Additional paid-in capital	9,971,987	8,640,512
Accumulated deficit	(11,809,532)	(9,803,499)
Total stockholders' deficiency	(1,192,680)	(309,067)
Total liabilities and stockholders' deficiency	$947,237	$860,010

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
	Year Ended
	March 31,	March 31,
	2012	2011
	(Restated)
Operating Expenses:
Compensation and payroll taxes	$1,222,013	$780,849
Selling, general and administrative	233,577	314,835
Professional fees	268,731	752,052
Depreciation expense	320	-
Total expenses	1,724,641	1,847,736

Loss from continuing operations	(1,724,641)	(1,847,736)

Other (expense) income
Interest income	-	3,000
Interest expense	(295,131)	(198,813)
Change in derivative liability	37,086	-
Loss on disposition of assets	-	(2,965)
Gain on extinguishment of debt	-	238,374
Total other (expense) income	(258,045)	39,596

Net loss from continuing operations before tax provision	(1,982,686)	(1,808,140)
Provision for income taxes	42,343	-
Net loss from continuing operations	(2,025,029)	(1,808,140)
Discontinued operations:
Income from discontinued operations	18,996	16,157

Net loss	$(2,006,033)	$(1,791,983)

Net (loss) per share, continuing operations, basic and diluted	$(0.05)	$(0.05)
Net income (loss) per share, discontinued operations, basic and diluted	$-	$-
Net (loss) per share basic and diluted	$(0.05)	$(0.05)
Weighted average number of common
shares outstanding, basic and diluted	43,680,249	36,253,005

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Subscriptions	Capital	Deficit	Total

Balance, March 31, 2010	22,889,686	$2,289	$640,000	$6,464,307	$(8,011,516)	$(904,920)

Stock issued for cash	8,049,411	805		1,268,196		1,269,001
Stock issued from subscriptions payable	4,000,000	400		159,600		160,000
Stock issued for services	2,388,416	239	210,000	267,655		477,894
Stock issued for compensation	454,615	45		67,532		67,577
Stock issued for debt	1,451,174	145		154,287		154,432
Stock issued for debt discount	2,400,000	240		299,760		300,000
Recission of stock issued for debt	(2,431,804)	(243)		(121,347)	-	(121,590)
Stock based compensation				80,522		80,522
Net loss	-	-		-	(1,791,983)	(1,791,983)
Balance, March 31, 2011 (restated)	39,201,498	3,920	850,000	8,640,512	(9,803,499)	(309,067)

Stock issued for cash	3,785,023	379		382,875		383,254
Stock issued from subscriptions payable	600,000	60	(210,000)	209,940		-
Stock issued for services	982,741	98		127,395		127,493
Stock issued for compensation (restated)	4,334,268	433		514,933		515,366
Warrants issued for debt discount (restated)				53,285		53,285
Stock based compensation	-	-		80,522	-	80,522
Recission of stock issued to former officer	(250,000)	(25)		(37,475)		(37,500)
Net loss (restated)	-	-		-	(2,006,033)	(2,006,033)
Balance, March 31, 2012 (Restated)	48,653,530	$4,865	$640,000	$9,971,987	$(11,809,532)	$(1,192,680)

See accompanying notes to financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	March 31,	March 31,
	2012	2011
	(Restated)
Cash flows from operating activities
Net loss	$(2,006,033)	$(1,791,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	-
Amortization of discounts on note payable	257,653	166,930
Gain on extinguishment of debt	-	(238,374)
Loss on disposition of assets	-	2,965
Deferred tax provision	42,343	-
Change in value of derivative liability	(37,086)	-
Stock issued and subscribed for services	127,493	477,894
Stock issued for compensation	477,866	67,577
Stock option compensation	80,522	80,522
Changes in operating assets and liabilities:
Other current assets	(47,028)	50,000
Liabilities of discontinued operations, net	(93,172)	(349,438)
Accounts payable and accrued expenses	66,054	126,073

Net cash used in operating activities	(1,131,068)	(1,407,834)

Cash flows from investing activities
Purchases of property and equipment	(3,200)	-
Net cash used in investing activities	(3,200)	-

Cash flows from financing activities
Proceeds from sale of stock	383,254	1,269,001
Payments on related party notes payables	-	(20,725)
Proceeds from notes payable	788,333	175,000
Payments on note payable	-	(5,000)

Net cash provided by financing activities	1,171,587	1,418,276

Net change in cash	37,319	10,442
Cash, beginning of the year	16,313	5,871
Cash, end of the year	$53,632	$16,313

Supplemental disclosure of cash flow information:
Interest paid	-	28,850
Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing transactions:
Warrants issued for debt	53,285	160,000
Stock issued for debt	-	154,432
Recission of stock previously issued for debt	-	121,590

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
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

Restatement:

The accompanying financial statements as of March 31, 2012 and 2011 and for the year ended March 31, 2012have been restated to reflect a correction in the presentation of common stock subscribed related to the purchase of the train business, from a liability to stockholders’ equity.  The nature of this account is such that it will not be settled with cash or other assets, but rather it will be settled by issuance of a fixed number of the Company’s common stock.  Accordingly it should be classified in stockholders’ equity.

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

Additionally, the Company made corrections to the way it accounts for stock based compensation

Finally, the Company has determined that since goodwill is amortized for income taxes, but not for books, there exists a temporary difference in the carrying amount of this asset between book and tax. Furthermore, as it cannot be concluded that this difference can be absorbed by the Company’s net operating loss carryforward, it is necessary to record a deferred income tax liability.

The impact of the restatements described above is as follows.

As of March 31, 2012:
	As Previously
	Reported	Adjustments	Restated

Notes payable	$788,333	$(3,217)	$785,116
Derivative liability	-	170,499	170,499
Stock subscription payable	640,000	(640,000)	-
Total current liabilities	2,570,292	(472,718)	2,097,574
Deferred tax liability	-	42,343	42,343
Total liabilities	2,570,292	(430,375)	2,139,917

Common stock subscribed	-	640,000	640,000
Additional paid in capital	9,995,692	(23,705)	9,971,987
Retained earnings	(11,623,612)	(185,920)	(11,809,532)
Total stockholders' deficit	(1,623,055)	(430,375)	(1,192,680)

For the year ended March 31, 2012:
	As Previously
	Reported	Adjustments	Restated

Operating Expenses:
Compensation and payroll taxes	$1,128,689	$93,324	$1,222,013
Selling, general and administrative	233,577	-	233,577
Professional fees	268,731	-	268,731
Depreciation expense	320	-	320
Total expenses	1,631,317	93,324	1,724,641
Loss from operations	(1,631,317)	(93,324)	(1,724,641)
Other income (expense):
Change in derivative liability	-	37,086	37,086
Interest income (expense)	(207,792)	(87,339)	(295,131)
Total other income (expense)	(207,792)	(50,253)	(258,045)
Net loss from continuing operations before tax provision	(1,839,109)	(143,577)	(1,982,686)
Provision for income taxes	-	42,343	42,343
Net loss from continuing operations	(1,839,109)	(185,920)	(2,025,029)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	18,996		18,996
Net loss	$(1,820,113)	$(185,920)	$(2,006,033)

As of March 31, 2011:	As Previously
	Reported	Adjustments	Restated

Stock subscription payable	$640,000	$(640,000)	$-
Total liabilities	1,809,077	(640,000)	1,169,077

Common stock subscribed	210,000	640,000	850,000
Total stockholders' deficit	(949,067)	640,000	(309,067)

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $2,006,033 and $1,791,983 for the years ended March 31, 2012 and 2011, respectively. Although a substantial portion of the Company’s cumulative net loss is attributable to discontinued operations, management believes that it will need additional equity or debt financing to be able to implement the business plan.  The Company has no operating revenues and is currently dependent on external debt financing and/or sale of equities to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

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

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2012, as required by the "Intangible - Goodwill and Other" topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the fiscal years ending March 31, 2012 and 2011, our assessment for impairment found that due to the continued progress toward the measurement goals of the business plan that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after reducing net income by preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2012 and 2011 as the amounts are anti-dilutive.  As of March 31, 2012 and 2011, the Company had 2,000,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of March 31, 2012, the Company also had convertible debt that was convertible into 3,000,000 shares of common stock which was excluded from the computation.  As of March 31, 2012, the Company had 1,500,000 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

Income Taxes:

The Company accounts for income taxes under FASB ASC 740 "Income Taxes."  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at March 31, 2012 and 2011 was $42,343 and $0, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2012 and 2011, the Company has not established a liability for uncertain tax positions.

Stock-Based Compensation:

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no warrants or options granted during the years ended March 31, 2012 or 2011 for which the Company used the Black-Scholes model.

Certain compensatory warrants qualify as derivative instruments and are valued using the binomial lattice method. See Note 7 below regarding accounting for derivative liabilities.

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

New Accounting Pronouncements:

Issued

In December 2011, the FASB issued Account Standards Update (“ASU”) 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements did not, or are not believed by management to, have a material impact on the Company's present or future financial statements

(4)    Property and Equipment:

Property and equipment consisted of the following as of March 31, 2012 and 2011,

	March 31,	March 31,
	2012	2011

Furniture and fixtures	$112,413	$112,413
Equipment	177,023	173,823
Leasehold improvements	63,250	63,250
Software	30,722	30,722

	383,408	380,208

Less: accumulated depreciation	(188,689)	(188,369)
Less: impairment of assets	(191,839)	(191,839)

	$2,880	$-

(5)    Notes payable:
A summary of notes payable is as follows:

	March 31,	March 31,
	2012	2011

Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two	$126,005	$126,005
investors, bearing interest at 10% per annum, payable
September 1, 2010.

Unsecured promissory notes payable dated October 1, 2009
bearing interest at 10% per annum, payable September 1, 2010	22,055	24,055

Notes included in liabilities from discontinued operations	$148,060	$150,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to
an investor bearing interest at 8% per annum, payable on
April 4, 2012.	$97,266	$-

Secured promissory notes, dated May 17, 2011 through
May 17, 2012 to an investor bearing interest at 8% per annum,
payable on May 17, 2012.	12,850	-

Secured promissory note, dated August 15, 2011, to an
investor, bearing interest at 10% per annum, payable
February 11, 2012.	100,000	-

Secured promissory note, dated September 30, 2011, to
an investor bearing interest at 10% per annum, payable on
March 28, 2012.	50,000	-

Secured promissory notes, dated October 8, 2011,
to three investors bearing interest at 10% per annum,
payable on April 10, 2012.	225,000	-

Secured promissory note, dated January 25, 2012, to
an investor bearing interest at 10% per annum, payable on
demand, convertible to common shares at $0.10 per share.	100,000	-

Secured promissory note, dated February 24, 2012, to an
investor bearing interest at 10% per annum, payable on
demand, convertible to common shares at $0.10 per share.	200,000	-

Total outstanding notes payable from continuing operations	$785,116	$-

The Company is in default on notes payable made to investors that are included in liabilities of discontinued operations.  As of March 31, 2012, there has been no demand made for repayment of the notes or accrued interest.

(6)    Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires in January 31, 2013.  The rental agreement includes common area maintenance, property taxes and insurance.  It also provided eight months abatement of the base rent.

Future annual minimum payments under operating leases are as follows:

Years ending March 31,

2013	$58,400
Total	$58,400

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

	Year Ended March 31, 2012
		Conversion Feature
		of
	Warrants	Notes Payable	Total

Beginning balance, March 31, 2011	$-	$-	$-
Additional issuances	171,877	35,708	207,585
Exercised/converted	-	-	-
Change in derivative liability	(37,086)	-	(37,086)
Ending balance, March 31, 2012	$134,791	$35,708	$170,499

(8)  Equity:

The Company is authorized to issue 200,000,000 shares of common stock.   There were 48,653,530 and 39,201,498 shares of common stock outstanding as of March 31, 2012 and 2011, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the year ended March 31, 2012, the Company issued, in a private placement, 3,785,023 shares of its common stock, for a total of $383,254.  During the year ended March 31, 2011, the Company issued 8,049,411 shares of common stock for a total of $1,269,001.

During the year ended March 31, 2012, the Company issued 982,741 shares of its common stock for consulting services totaling $127,493.  During the year ended March 31, 2011, the Company issued 2,388,416 shares of common stock for consulting services totaling $477,894.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the year ended March 31, 2012, the Company issued 4,334,268 shares of its common stock as compensation for employees valued at $515,366.  During the year end March 31, 2011, the Company issued 454,615 shares of its common stock as compensation for employees valued at $67,577.  The fair value of the employee services was determined by the closing price of the stock on date of issuance or the employment agreement in force at the date of issuance.

During the year ended March 31, 2011, the Company issued 4,000,000 shares of its common stock as part of its Asset Purchase Agreement in the acquisition of railway assets.  Stock is issued upon the completion of certain agreements.  The remaining 16,000,000 shares are to be issued upon the completion of the agreements, which are deemed necessary for the continued operation of the Company’s proposed railway service.

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

The Company has recorded employee shared based compensation of $558,388 and $148,099 for March 31, 2012 and 2011, respectively.  As of March 31, 2012 and 2011, the Company had 2,000,000 options outstanding.  The fair value for these options was estimated at the date of grant, November 1, 2008 using a Black-Scholes option pricing model with the following weighted-average assumptions for an estimated 2.5 year term; risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company’s common stock of (51%), the market value of the Company’s stock on grant date was $0.45.

At March 31, 2012, the Company had approximately $80,522 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.  No options were exercised during the years ended March 31, 2012.

A summary of the Company’s stock option activity follows:

	March 31, 2012		March 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding - March 31, 2011	2,000,000	$0.50	2,000,000	$0.50

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled	-	-	-	-

Outstanding - March 31, 2012	2,000,000	$0.50	2,000,000	$0.50

Exercisable - end of year	1,600,000	$0.50	1,200,000	$0.50

 (10)  Income Taxes:

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carry forwards.  The tax effects of significant items comprising the Company’s deferred taxes as of March 31, 2012 and 2011 are as follows.

	March 31,	March 31,
Deferred tax assets	2012	2011

Net operating loss carryforward	$6,243,339	$5,577,000
Stock option compensation	27,377	-
Warrants issued in connection with debt	18,117	-
Total deferred tax assets	(6,288,833)	(5,577,000)
Net deferred tax assets	$-	$-

Deferred tax liabilities
Goodwill	$42,343	$-
Net deferred tax liabilities	$42,343	$-

A reconciliation of the provision for income taxes with the expected income tax computed by applying the Federal statutory income tax rate to income before provision for income taxes for the years ended March 31, 2012 and 2011 are as follows.

	March 31,	March 31,
	2012	2011
Income tax benefit computed at the Federal statutory rate of 34%	$(682,051)	$(487,000)
Increase in valuation allowance	669,442	487,000
Other	12,609	-
Amortization of goodwill	42,343	-
Provision for income taxes	$42,343	$-

ASC 740 requires that the tax benefit of net operating losses carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.”  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period.  Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against the asset amounts.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end March 31, 2012 or 2011.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of March 31, 2012, the Company had federal net operating loss carry forwards of approximately $18.3 million, which may be available to offset future taxable income for tax purposes.  These net operating loss carry forwards begin to expire in 2027 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 has been issued on April 23, 2010.  The remaining 16,000,000 shares are to be issued upon the completion of certain agreements.  These agreements are deemed necessary for the continued operation of the Company’s proposed railway service.

As of March 31, 2012 and 2011, Allegheny Nevada Holdings had a beneficial ownership in the Company of 4.12% and 0%, respectively.

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

Prior to the Company’s corporate restructuring in 2010, the Company had several accounts payable dating back to 2008 and prior (the “Liberty Capital Payables”). All of these Liberty Capital Payables were related to business operations which were discontinued in January 2010. In 2012, the Company updated its internal review of the status of the Liberty Capital Payables and recorded a $47,330 gain resulting from relief of liabilities that were cleared based on expiration of Nevada statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior tax assets had a 100% valuation allowance resulting in no balance sheet or income statement adjustments for taxes.

The following table summarizes results from discontinued operations for the years ended March 31, 2012 and 2011:

	Year Ended
	March 31,	March 31,
	2012	2011

Revenues	$4,315	$52,506
Cost of sales	-	-
Gross profit	4,315	52,506
Operating Expenses:
Selling, general and administrative	-	4,528
Total expenses	-	4,528
Loss from discontinued operations	4,315	47,978
Other (expense) income
Interest expense	(32,649)	(31,831)
Write down of payables	47,330	-
Total other (expense) income	14,681	(31,831)
Net income from discontinued operations	$18,996	$16,147

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets.

	March 31,	March 31,
	2012	2011
Accounts payable and accrued expenses	$622,603	$684,302
Notes payable	148,060	150,060
Notes payable, related party	135,287	164,760
	$905,950	$999,122

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 9, 2012.

(13)  Subsequent Event

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 9, 2012.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 10, 2012, Hamilton, PC (“Hamilton”) was dismissed as the Company’s independent registered public accounting firm. Hamilton’s dismissal was approved by the Company’s board of directors. Hamilton’s audit reports on the Company’s financial statements for the fiscal years ended March 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that, the audit reports included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern. During the years ended March 31, 2012 and 2011 and during the subsequent interim period preceding the date of Hamilton’s dismissal, there were (i) no disagreements with Hamilton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On December 10, 2012, the Company engaged BDO USA, LLP (“BDO”) to serve as its independent registered public accounting firm. During the years ended March 31, 2012 and 2011 and during the subsequent interim period preceding the date of BDO’s engagement, the Company did not consult with BDO regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. The decision to engage BDO was approved by the Company’s board of directors.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2012, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2012. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting”.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, concluded that, there was a material weakness in the design and operating effectiveness of certain accounting and financial reporting processes, as described more fully below. Due to this material weakness management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012.

A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Material Weakness in Accounting and Financial Reporting.
The Company did not maintain effective control over its annual financial statement reporting process which resulted in a restatement of the 2012 and 2011 financial statements. This restatement was a direct result of inadequate technical accounting review of transactions due to our inability to staff our accounting department with experienced US GAAP and SEC reporting personnel. A material weakness in financial reporting impacts the Company’s ability to timely report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and disclosures.  To remediate this material weakness in internal control over financial reporting, we have engaged a consultant with US GAAP and SEC reporting expertise to review our accounting prior to the issuance of financial statements.

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of the year ended March 31, 2012, the Company discovered the material weakness in internal control over financial reporting disclosed above which materially affected our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Goverance

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

John D. McPherson – Director, 65

Mr. McPherson has served as a director of the Company since January 15, 2012. Mr. McPherson joined the Board of Directors of CSX Corporation in July 2008. He served as President and COO of Florida East Coast Railway, a wholly-owned subsidiary of Florida East Coast Industries, Inc., from 1999 until his retirement in 2007. From 1993-1998, Mr. McPherson served as Senior Vice President - Operations, and from 1998-1999, he served as President and CEO of the Illinois Central Railroad. Illinois Central became the most efficient railroad with the lowest operating ratio in North America. Prior to joining the Illinois Central Railroad, Mr. McPherson served in various capacities at Santa Fe Railroad for 25 years. As a result of his extensive career in the rail industry, Mr. McPherson serves as an expert in railroad operations. From 1997-2007, Mr. McPherson served as a member of the board of directors of TTX Company, a railcar provider and freight car management services joint venture of North American railroads. Mr. McPherson’s railroad industry knowledge and experience qualifies him to serve on the Company’s board of directors.

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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other	Long-term Compensation Shares Granted	All Other Compensation	Total

Michael A. Barron,	2012	$180,000	$-	$-	-	$12,000	$192,000
CEO, President	2011	$180,000	-	-	-	12,000	$192,000
and Director			-	-

Wanda Witoslawski	2012	$120,000	-	-	-	$6,000	$126,000
(appointed CFO on May 19, 2011)	2011	$67,000	-	-	3,000,000	-	$67,000
		-	-	-	-	-	-

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

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Michael A. Barron	1,000,000	-	-	$0.50	10/31/13	-	-	-	-
Joseph Cosio-Barron	1,000,000	-	-	$0.50	10/31/13	-	-	-	-

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

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and can include fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.  The fees reported for 2012 only include fees paid to BDO, our current auditor and for 2011 to Hamilton, our predecessor auditor.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2012 and 2011 were approximately $57,645 and $81,000, respectively.

Audit Related Fees

There were no audit related fees for the fiscal years ended March 31, 2012 and 2011.

Tax Fees

There were no fees for the fiscal years ended March 31, 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

None

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
	●	Balance Sheets as of March 31, 2012 and 2011.

	●	Statements of Operations for the fiscal years ended March 31, 2012 and 2011.

	●	Statements of Cash Flows for the fiscal years ended March 31, 2012 and 2011.

	●	Statement of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2012 and 2011.

	●	Notes to Consolidated Financial Statements.

	●	Reports of Independent Registered Public Accounting Firms.

  (3)  Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007.)
3.4A	Amended By-Laws of the Registrant dated November 3, 2008 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.4B	Amended Articles of Incorporation (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.5	Amended Articles of Incorporation as dated March 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.6
Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010.)
10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)
10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012
10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012
10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012.
10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010.
10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

By :/s/ Michael A. Barron	June 10, 2013
Chief Executive Officer
(Principal Executive)

By: /s/Wanda Witoslawski	June 10, 2013
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
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron	Chief Executive Officer, Director	June 10, 2013
Michael A. Barron

/s/Wanda Witoslawski	Chief Financial Officer	June 10, 2013
Wanda Witoslawski

/s/John D. McPherson	Chairman	June 10, 2013
John D. McPherson

/s/John H. Marino	Director	June 10, 2013
John H. Marino

/s/Gilbert H. Lamphere	Director	June 10, 2013
Gilbert H. Lamphere

/s/Thomas Mulligan	Director	June 10, 2013
Thomas Mulligan

/s/ John O’Connor	Director	June 10, 2013
John O'Connor

/s/ George Rebensdorf	Director	June 10, 2013
George Rebensdorf