Form 10-K
period 2013-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2013-07-01
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission file number
000-54648

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-2646797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6650 Via Austi Parkway, Suite 140
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

Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTCBB on September 30, 2012 was $14,139,902

Number of outstanding shares of common stock as of June 25, 2013 was 162,316,106.

Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

Item 1.  Business

History

Las Vegas Railway Express, Inc.  (the “Company”, “we”, “us”, or “our”) was formed as a Delaware corporation on March 9, 2007 as Corporate Outfitters, Inc., a development stage company whose business plan involved establishing itself as a specialized brand promotional merchandising company. On November 3, 2008, pursuant to a common stock purchase agreement, the Company acquired all of the outstanding capital stock of Liberty Capital Asset Management. In connection with the acquisition, the Company changed its name to Liberty Capital Asset Management, Inc. and changed its business plan to one of acquiring pools of non-performing loans and restructuring the financial parameters such that the defaulted borrower can return to making payments in a timely manner.  On January 21, 2010, the Company acquired all of the assets of Las Vegas Railway Express, a Nevada corporation. In connection with the acquisition, the Company changed its name to Las Vegas Railway Express, Inc. and changed its business plan to one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada.

Company Overview

Our company, Las Vegas Railway Express, Inc., is establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area using existing railroad tracks and specialized rail cars that have been refurbished to resemble a casino style motif. The proposed initial service, called the “X-Train,” will be replicated into other metropolitan centers in the US with resort/casino destinations. The center point of the plan is the service between Las Vegas and Los Angeles using existing freight railroad lines. The development concept is to provide a Las Vegas style experience on the trains. A series of 16 passenger railcars has been acquired under an agreement with Transportation Management Services. This provides the Company with 16 bi-level passenger cars with a total capacity of 756 passengers. The Company has identified seven such similar routes currently served by Amtrak trains, which originate from a metropolitan area and have a segment of the route, which passes through a casino/resort destination. The company will construct up to eight custom designed cars for each route, which it will couple up to the Amtrak trains. The Company will pay a fee to Amtrak to haul the trains and to couple and uncouple them at the resort destinations. This is a common practice with Amtrak and requires no master agreement or agreements from railroad companies. The origination and destination stations along the various routes already exist, so the Company need not construct any station facilities in order to operate. The company has executed an MOU with AMTRAK for haulage of the trains outlining duties and responsibilities of each party.

In November 2012, the Company entered into an agreement with Union Pacific Railroad Company (“UPRR”), pursuant to which UPRR granted the Company the right for a period of five years to operate the Company’s planned X Train service between Las Vegas, Nevada, and Daggett, California, subject to the Company’s fulfillment of certain conditions. This agreement contemplates that the X Train will have scheduling priority over existing freight trains. Additionally, we have entered into a Memorandum of Understanding (or MOU) with Amtrak for managing the operation of the train set.

We have acquired the first train set of 16 passenger railcars, which we will begin to renovate when we have adequate funding.  The Company has entered into a Memorandum of Understanding with the City of Fullerton for use of their station for the Southern California terminus of the service. The Company has also entered into an MOU with Dielco Crane to lease 16.4 acres of its property in North Las Vegas for a train station location and Maintenance facility.

We estimate that we will need to obtain $80 million in additional capital to begin operations of our train service. The Company intends to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for   railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, UP and BNSF mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. Subject to obtaining the needed funding, the Company estimates that the train service could start in late 2014.  However, there are no assurances that this will occur.

The Company’s common stock is currently quoted on the OTCBB under the symbol “XTRN”. The company website is www.vegasxtrain.com. The contents of this site are not incorporated in this Memorandum.

The Company maintains offices at 6650 Via Austi Parkway, Suite 140, Las Vegas, Nevada 89119.

Marketplace

Our business plan emanates from a regional transportation feasibility study published in 2007, which suggested that a well-run rail service between Los Angeles and Las Vegas could garner up to 30% of the approximately 12 million passengers who regularly drive between these two metropolitan areas. See: www.rtcsouthernnevada.com. We believe that with our current business plan, we would be able to break-even, on an operating basis, with approximately 1.5% of that overall market. We have also conducted a market study done by RL Banks which outlines seven other routes with similar demographics to the X Train LA/Vegas route. We believe that the proposed business model on the LA/Vegas route is replicable on the other seven routes with potentially similar financial results.

Products and Services

Class 1 Railroad Access

The Burlington Northern Santa Fe Railroad and the Union Pacific Railroad are the two largest Class 1 railroads in the United States and own the railroad right of way between Los Angeles, California and Las Vegas, Nevada, where we plan to have the “X” Train Vegas operate its service. Both the Union Pacific and BNSF have completed their capacity planning studies for the LA/Vegas route and have prepared a timetable with Amtrak for operations over this route.  Additional routes planned do not require such capacity planning as Amtrak trains already operate on these routes and the XTrain simply attaches its custom cars to the existing Amtrak trains. The X Train plans to run on multiple corridors which operate on additional railroads such as CSX, NS and other regional lines.

AMTRAK

We entered into an arrangement with AMTRAK in September 2009 in connection with our goal of reinstating passenger rail service on the Las Vegas/Los Angeles rail corridor. AMTRAK had planned, but abandoned the service when their anticipated Federal funding did not materialize in 2006. We then began negotiations with AMTRAK to take over their position to run service on the route. We have entered into the first of several necessary agreements with AMTRAK and AMTRAK has agreed to provide locomotive engineers, conductors, train servicing, maintenance, ticketing services, and a host of other services associated with the operations of the “X” Train. Amtrak is also seeking to operate the X Train service as an Amtrak train which would be co-branded with the X Train. This would allow the operation of multiple trains across the route.

Train Operations

X Train operations are scheduled to start in the fourth quarter of 2013 on the Houston- New Orleans corridor. This would be followed by operations during the next 12 months on multiple other corridors including the LA – Vegas operations.

We have entered into a trackage rights agreement with Union Pacific Railroad on the LA/Vegas route, which, subject to fulfillment of certain conditions, will allow our “X” Train access to their portion of our route.

Our agreements with the owners of the track on the LA to Vegas route and our willingness to pay the owners a competitive market rate gives our “X” Train the status needed to meet our scheduled travel times. In railroad terms, the owners of the track will allow our “X” Train to pass slower and longer freight trains by moving to the numerous sidings along the route. Further, such track owners will ensure immediate maintenance of any and all track maintenance and other services that we would rely on for prompt and safe service.

In addition, the Class 1 railroads have completed their capacity planning analysis. These projects are performed by the railroad companies and include a specific time and destination study with respect to our proposed route.

Haulage Agreements

Under our contemplated agreement with AMTRAK, AMTRAK would provide us with trained T&E crews, consulting and inspection services during design, development and construction and daily inspections services to ensure safe and reliable operations. In addition to the stated services, our agreement and operating partnership would bring the following strengths:

•	Experience in operating passenger rail service
•	Existing contracts with Class I railroads
•	Liability insurance caps
•	Experienced crew and maintenance teams
•	Established ticketing infrastructure on- line for cross marketing opportunities
•	Established relationships with host railroads

AMTRAK will not be involved in any customer service operations related to our stated customer service standards.

Fullerton Station

As the Los Angeles departure and arrival points of our service, Fullerton was chosen for a number of reasons.

•	Within 26 miles from LA
•	Located in the sixth most populous county in the United States
•	Links to Los Angeles County via public roads, bus and rail routes
•	Very affluent
•	Tourism-centric
•	Connection to MetroLink services where there are over 15,000 daily boarding’s with easy connection to Union Station passengers
•	Strategic marketing and ridership partnership opportunities with MetroLink
•	Proximity to Disneyland for Las Vegas marketing efforts

Las Vegas Station

Our Las Vegas arrival statement will be located within the City of North Las Vegas.

Our Business Strategy

To grow our business and achieve profitability, our strategy will be to provide a first class “Las Vegas” style travel experience at attractive fares together with a more moderate Coach Class for the economical visitor, while keeping our operating costs low and pursuing ways to make our operations more efficient.  We intend to grow by adding additional trains in other markets and increasing the number of daily trips from Los Angeles to Las Vegas, raising our average fare over time, expanding our relationships with premier leisure companies and growing the level of ancillary services provided to our customers.

The following are the key elements of our strategy:

Finalize Resources for Commencement of Service in 2014. We have made a significant capital investment in this business opportunity and are now in the development stage of execution. We have invested approximately $10 million towards development of our planned X Train service to date and, subject to obtaining needed funding; we plan to invest an additional $80 million to begin operations of our X-Train service beginning late 2014. We have acquired the first train set of 16 passenger railcars and will renovate them following funding. We expect to complete construction on the remaining components of our business plan such as the Las Vegas station and certain rail infrastructure upon obtaining needed funding.

Stimulate Demand Among Higher Budget Customers Who Drive.  We view the Southern California corporate environment as a lucrative one. There are over 50 Fortune 500 companies in California with most having significant employment populations within the two counties of the LA region. With the increasing Las Vegas convention penetration, the Southern California business community alone is diverse enough to provide a sufficient number of higher budget clientele to fill our travel offerings. We plan to undertake an aggressive marketing campaign targeted at the higher budget corporate clientele in the Los Angeles greater area. Additionally, we plan to enter into partnerships with several of the major Las Vegas casinos in order to jointly market our services.

Grow Non-Rail Revenues.  Traditional travel options have included many amenities built into their pricing models. With recent evolutions in the travel industry, the airline sector has begun to unbundle this pricing model to its benefit. In fact, several newer airline companies have eliminated this model in favor of a low priced “à la carte” pricing model with little traveler resistance.  Traditional, higher fare legacy airlines have adopted parts of this strategy and are implementing it profitably.  Our business plan incorporates a premium all-inclusive pricing formula, but we also plan to benefit from an “à la carte” pricing model by providing potential upgrades across several services, most noticeably with food and beverage. In addition, we expect to derive a meaningful portion of our revenue from the sale of ancillary items, such as hotel rooms, rental cars, show tickets, night club packages and other attractions. Importantly, most of our ancillary revenue will command high margins with low operating costs thus improving our profitability.

Use Operating Leverage to Drive Lower Costs.  Our model projects a decreasing cost structure per passenger from operating our trains, as we take advantage of the negotiated rates we will have with our host railroads and the largely fixed costs at our terminals. We anticipate benefiting from further operating leverage as we add additional trains to our schedule. In year 2 of our Business Plan we plan to add an additional 2 trains per operating day to our schedule and by year 5 we anticipate having 9 trains per operating day running on this route. We believe our focus on the leisure passenger also provides an ability to better manage our train schedule to most effectively utilize our personnel, facilities, and assets which results in lower costs.

Build Partnerships with Key Institutions.  We hope to work with major Las Vegas casinos and key institutions throughout Las Vegas.

Our Competitive Strengths

We have developed a unique business model that focuses on leisure travelers between Los Angeles and Las Vegas.  We believe the following strengths will allow us to achieve and maintain a competitive advantage in the market we serve:

Large Untapped Market of 12 Million Drivers on the LA to Vegas Route. There has been no regular passenger rail service between the Los Angeles and Las Vegas areas for over 13 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 (“I-15”). Of the more than 12,000,000 annual visitors from the Southern California/Los Angeles market, 94% use automobile transportation to Las Vegas via this corridor every year. We believe we only need to capture 1.5% of the overall drivers to break even on an operating basis.  As the LA population grows, so will the traffic on this highway; the forecast for traffic on I-15 is expected to be 17 million passengers by 2030. Congestion on I-15 is increasing, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., generally over 6 hours of drive time on Friday and Sunday afternoons). With increasing gasoline costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product - with both First Class and Coach – should be an attractive and viable alternative. Our trains will offer a service that will set us apart from other travel options by extending our customers’ “Las Vegas” experience while en route.

Operating Rights Provided by Railroad Partners.  The Burlington Northern Santa Fe Railroad (“BNSF”) and the Union Pacific Railroad (“UP”) are the two largest Class I railroads in the United States and own the railroad rights of way between Los Angeles, California and Las Vegas, Nevada.  Operating as an Amtrak train entitles us to deploy multiple train on the LA/Vegas route so long as we pay for the capital improvements necessary to keep freight traffic flowing on the host railroads without delays.

Unique Partnership with Amtrak. We have entered into an agreement with Amtrak to manage the technical operation of our trains.  Amtrak will provide us with locomotive engineers, conductors, train servicing, maintenance, and other services associated with the operations of the X-Train.  Pursuant to our unique arrangement, all customer-facing personnel will be our employees. Partnering with Amtrak allows us to benefit from their statutory rate authority and industry leading expertise and also ensures the highest level of quality and reliability for our train service at a contracted, cost efficient level.

First-Class “Las Vegas Style” Service.  While our strategy is to incorporate both “First Class” and “Coach Class” passenger cars, the focus of our approach is to create a unique, first class, “must see” mode of travel that not only serves the functional purpose of transporting passengers to Las Vegas, but integrates seamlessly into the traditional and iconic Las Vegas experience. To accomplish this goal, our team of design professionals and staff has assembled an on-board product reflective of the “Las Vegas” theme which is comprised of a comfortable, fun, upscale and provocative atmosphere with multiple on-board amenities. Each First Class car will have two stewardesses who will provide regular performances and table services throughout the duration of each trip. In addition, each First Class train ticket entitles a passenger to an assigned seat with a high-quality meal and an alcoholic beverage, for those passengers of legal drinking age.

Our “X-Train” model also includes many premium options to tailor our customers’ experiences to their individual preferences. Each First Class passenger car will be served by a bartender who will prepare premium alcoholic beverages included in the base ticket fare. Snacks and various X-Train merchandising will also be offered through our free mobile application. Our “Ultra Lounge” cars will have tables that passengers and their travel companions can reserve at an additional charge.

Oversize baggage, access to the on-board Wi-Fi network, and other premium options will also be available for additional ancillary fees. Commissions will be derived through our call centers, our website, and our on-board mobile application, where customers will be presented with the option to book ahead for various Vegas attractions and necessities such as hotels, shows, tours, restaurant reservations, and rental cars.

Several cars will be allocated to a “Coach Class” service, which will feature comfortable, but higher density seating, few amenities other than snack and beverage service and one attendant per car. By appending several such cars, we hope to capture that segment of the market whose travel plans to Las Vegas are more cost-focused.

Low Equipment and Facilities Cost.  We have been able to develop what has traditionally been a highly capital intensive business while keeping our capital costs to relatively low levels. With the exception of certain modifications and improvements, we have largely been able to take advantage of existing BNSF and UP railroad infrastructure and existing train station facilities. Our approach is dramatically different – and much lower cost – than any competing concept; see “Competition.” We have secured access for our two proposed departure/arrival points: the Fullerton Transportation Center in Fullerton, California and the property in North Las Vegas just a few miles away from historical downtown Las Vegas, Nevada. Development and entitlement work is nearly completed for both locations with anticipated construction and renovation scheduled to begin following receipt of funding.  In addition, our strategy has been to acquire used railcars and renovate them as opposed to acquiring expensive new equipment.  This has the dual effect of both reducing capital costs by approximately 70% and also providing a large pool of available railcars for purchase upon demand.

Experienced Management and Board of Directors.  We have a strong management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Our CEO, Michael Barron has been a successful entrepreneur establishing and growing several companies over the past 30 years. Our board of directors is led by John McPherson, who has an extensive background in the rail industry. Mr. McPherson serves on the Board of Directors of CSX Corporation and has served as President/CEO of the Illinois Central Railroad, a Class 1 railroad and served as President/CEO of the Florida East Coast Railway. Under his leadership, Illinois Central and Florida East Coast became successively the most efficient railroads with the lowest operating ratios in North America. In addition, three of our other directors are former managers of Union Pacific, Canadian National, Rail America, and Florida East Coast Industries.

Competition

Las Vegas Railway Express’ “X” Train will have no conventional passenger rail service competing against our product. The 2012 Nevada State Rail Plan (www.nvrailplan.com) reviewed all the proposals for rail services for the year and ours was among the recommended projects.

There are two proposed high speed rail alternatives:

DesertXpress - Private Las Vegas Company

•	High-speed rail
•	Las Vegas to Victorville, CA (85 miles from Los Angeles)
•	Requires right-of-way acquisition
•	$6 billion to construct new rail system
•	7-10 years to complete if funded

Mag-Lev - American Mag-Lev Sponsor

•	High-speed magnetic levitation technology
•	Las Vegas to Anaheim, CA (25 miles from Los Angeles)
•	Requires right-of-way acquisition
•	$15 billion to construct
•	15 years to complete if funded

Intellectual Property

None.

Employees

As of March 31, 2013, we had 9 full-time employees, of who 3 were in administrative positions and 6 were in management.

Item 1A.  Risk Factors

Risks Related to Our Business

We are an early stage company with an unproven business model and a limited operating history upon which an evaluation of our prospects can be made.

We are an early stage company that has been pursuing our current business plan since 2010. As such our future operations are contingent upon generating revenues and raising capital for operations.  Because we have a limited operating history, there will be difficulty in evaluating our business and future prospects and there are substantial risks, uncertainties, expenses and difficulties that we are subject to. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies. We cannot be certain that our business strategy will be successful or that we will successfully address the risks we face. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

We have not generated revenue since inception, and may not succeed in generating revenue. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of March 31, 2013 and March 31, 2012, we had cash of $1,262,615 and $53,632, respectively. For the years ended March 31, 2013 and 2012, we incurred net losses of $6,766,091, and $2,006,033, respectively. As of March 31, 2013, we had an aggregate accumulated deficit of $18,575,623. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended March 31, 2013 and 2012 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and continued implementation of our business plan.

We currently have no revenues and are totally dependent upon the proceeds from future financing to fund our business.

We will have to fund all of our operations and capital expenditures from the net proceeds from future financings, as we have not yet generated revenues. There can be no assurance that we will be able to raise the additional funding needed to implement our business plans or that unanticipated costs will not increase our projected expenses following completion of the financing.

We will need significant additional capital, which we may be unable to obtain.

The operation of a railroad is capital intensive and the Company will need to raise substantial amounts of additional capital to continue our operations. We estimate that we will need to obtain $80 million in additional capital to begin operations of our train service. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have incurred substantial indebtedness.

As of March 31, 2013 we have outstanding promissory notes (including accrued interest) of approximately $2,012,445.  Approximately $194,041 of such indebtedness is secured by substantially all of our assets including approximately $124,301 held by an affiliate of Michael Barron, our CEO and President. In the past, we have been in default under this debt.

There can be no assurances that we will raise sufficient capital or generate sufficient revenue in the future to service our debt. If legal proceedings were commenced against us or we are unable to service our debt, then creditors may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

Our indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy its obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in further event of defaults under the loan agreements and instruments governing the indebtedness;

•
require us to dedicate a substantial portion of any cash raised from financing or cash flow from future operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that it faces could become more significant. Additionally, the terms of any future debt that it may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject it to other events of default.

Implementation of our business plan depends upon our ability to enter into key contracts with certain key providers providing rights and services that are critical to our business plan.

 To execute our business plan we must enter into and maintain key contracts with certain key providers including:

•	Union Pacific Railroad for the right to operate the X-Train service on the railroads between Daggett, California and Las Vegas;

•
Amtrak for the provision of locomotive engineers, conductors, train servicing, maintenance, ticketing services, and other related services and for access to operate the X Train service on the Burlington Northern Santa Fe Railroad  between Fullerton, California and Daggett, California; and

•	The City of Fullerton and the City of North Las Vegas for the development and operation of departure and arrival stations;

To date, we have entered into an agreement with Union Pacific Railroad and an MOU with Amtrak for the services listed above.  We have also entered into an MOU with the City of Fullerton for use of their station for the Southern California terminus of the service.  We also have an MOU with Dielco Crane to lease 16.4 acres of its property in North Las Vegas for a train station location and maintenance facility.

There can be no assurance that we will enter into any further key contracts or that the key contracts will be on terms that are acceptable to us. Our ability to maintain and build relationships with our key providers will be critical to our success. Even if we enter into key contracts with our key providers, we may not be able to preserve relationships and if any of these key providers reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, this will have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition to the key contracts discussed above, our plans for growth and expansion may rely significantly on other agreements with other railroads and third parties, including joint ventures, strategic alliances and marketing agreements. Our ability to provide comprehensive rail service to our future customers depends in large part upon our ability to enter into and maintain these other agreements and upon the performance of the obligations under the agreements by the other railroads and third parties.

If we commence commercial operations of the X-Train service, if sufficient numbers of travelers do not utilize our service, our business, prospects, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to provide an alternative means of transportation between Los Angeles and Las Vegas. If we commence commercial operations of the X-Train service, utilization of our service depends upon the adoption of our service by leisure travelers as a viable alternative to existing options. We cannot assure you that leisure travelers will accept our service as a replacement for traveling by car or by airplane. Achieving market acceptance for the X-Train service will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by leisure travelers. If we fail to achieve broad acceptance of the X-Train service or if we fail to position X-Train as a preferred method for travel, our business, prospects, financial condition and results of operations will be adversely affected.

Our business model depends on leisure travel demand on the route from the Los Angeles area to Las Vegas. Any significant downturn in Las Vegas travel market could have a material adverse effect on our financial condition, results of operations, or cash flows.

According to the Las Vegas Convention Visitor Authority (LVCVA), there were approximately 38.9 million travelers to Las Vegas from the Southern California region in 2011. If demand for rail travel does not keep up with amount of service offered, competitive pressure may cause reductions in average fare price.

The Las Vegas region also faces competition with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has executed a number of compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California could have an adverse effect on Las Vegas travel and thus on our results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although such legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at "racinos," on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Las Vegas area by attracting customers close to home and away from Las Vegas, which could adversely affect the demand for travel to Las Vegas and thereby affect our financial condition, results of operations or cash flows.

As part of our planned Class I railroad operations, we will traverse rails that frequently transport chemicals and other hazardous materials, which could expose us to the risk of significant claims, losses and penalties.

The “host” or Class I railroads are required to transport these commodities to the extent of their common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on our operating results, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

Our success will be dependent on our ability to operate a railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of our infrastructure due to natural or man-made disruptions could have an adverse effect on our operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, our workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Operational dependencies may adversely affect results of operations, financial condition or liquidity.

Due to the integrated nature of the United States’ freight transportation infrastructure, our future operations may be negatively affected by service disruptions of other entities such as ports and other railroads which interchange with us and our Class I railroad partners. A significant prolonged service disruption of one or more of these entities could have an adverse effect on our results of operations, financial condition or liquidity.

Acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations.

Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Our proposed use of the Class I railroad rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on our operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of our host railroads or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically, the coverage available may not adequately compensate us for certain types of incidents and certain coverages may not be available to us in the future.

We expect to depend on the stability and availability of our information technology systems.

We expect to rely on information technology in all aspects of our business. A significant disruption or failure of our information technology systems could result in service and revenue collection interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although we anticipate taking steps to mitigate these risks, a significant disruption could adversely affect our results of operations, financial condition or liquidity. Additionally, if we are unable to acquire or implement new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations, financial condition or liquidity.

We may in the future become subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect our operating results, financial condition and liquidity.

As part of our proposed railroad operations, we may become exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by our employees and those of the host railroads are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. We believe that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity.

We expect that most of our future host railroad employees will be represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.

We expect that a significant majority of the Class I railroads employees that we plan to employ will be union-represented. These union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. If we or our Class I railroad partners are unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on our operating results, financial condition or liquidity.

The unavailability of qualified personnel in the future could adversely affect our operations.

Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact our future ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, will be vital to our future operations. Unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on our operating results, financial condition or liquidity.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with a minimal number of employees. With the start of our planned principal activities, we expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The loss of any of our executive officers, directors or key personnel would likely have an adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Michael A. Barron.   The loss of the services of Mr. Barron or other key employees would also likely have an adverse effect on our operations.

Risks Related to Our Industry

Changes in government policy could negatively impact demand for our future services, impair our ability to price our future services or increase our costs or liability exposure.

Changes in United States government policies could change the macroeconomic environment and affect demand for our future services. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact our ability to determine prices for rail services and significantly affect the revenues, costs and profitability of tour business. Additionally, because of the significant costs to maintain our future rail network, an increase in expenditures related to the maintenance of the rails owned by the Class I railroads could hinder our ability to maintain, improve or expand the rail network, facilities and equipment in order to accept or handle any increased demand. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect any future revenues.

Our success depends on our ability to continue to comply with the significant federal, state and local governmental regulations to which we are subject.

We are subject to a significant amount of governmental laws and regulation with respect to our practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative and/or regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on its business. For example, federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across our host railroads’ infrastructure may pose significant operating and implementation risks and could require significant capital expenditures.

We are subject to stringent environmental laws and regulations, which may impose significant costs on our business operations.

Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to any diesel locomotives, equipment, vehicles and other machinery that we may operate.  Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, local concerns on emissions and other forms of pollution could inhibit our ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. We may in the future be subject to allegations or findings to the effect that we have violated, or are strictly liable under, these laws or regulations. Any future operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate environmental contamination.

Fuel supply availability and fuel prices may adversely affect our results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could increase fuel costs resulting in reduced margins. Each of these factors could have an adverse effect on our operating results, financial condition or liquidity. If the price of fuel increases substantially, we may be able to offset a significant portion of these higher fuel costs through a fuel surcharge program or increase in ticket prices, which may result in loss of customers.

Downturns in the economy could adversely affect demand for our future services.

Significant, extended negative changes in domestic and global economic conditions that impact future customers transported by us and may have an adverse effect on our operating results, financial condition or liquidity. Declines in economic growth and the United States travel industry all could result in reduced revenues.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect our financial condition or liquidity.

Challenging economic conditions may not only affect future revenues due to reduced demand for many goods and services, but could result in payment delays and increased credit risk. Railroads are capital-intensive and may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect our cost structure, our timely access to capital to meet financing needs and costs of our financings.

Risks Related to Our Common Stock

A large percentage of our stock is owned by relatively few people, including officers and directors.

As of March 31, 2013, our officers and directors beneficially owned approximately 28.6% of our outstanding common stock.  As a result,  these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial other stockholders.

We have not paid dividends on common stock in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

There is a limited market for our common stock which may make it more difficult for stockholders to dispose of their shares .

Our common stock is currently quoted on the OTCQB under the symbol "XTRN".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.07 to a high of $0.20 on the OTCQB. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible debentures and notes) and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to exercise prices of outstanding warrants, and could obligate us to issue additional shares of common stock to certain of our stockholders.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.  In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting.  In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

As of March 31, 2013, we lease approximately 7,079 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170 and 140, Las Vegas, Nevada. Our lease for this space expires in April 2016 and provides for monthly payments of $15,790.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report on Form 10-K, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “XTRN”.  On June 24, 2013, the last trade of our stock was at the price of $0.07 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended March 31, 2013:	High	Low
Quarter Ended June 30, 2012	$0.09	$0.06
Quarter Ended September 30, 2012	$0.21	$0.065
Quarter Ended December 31, 2012	$0.20	$0.07
Quarter Ended March 31, 2013	$0.13	$0.075

Year Ended March 31, 2012:	High	Low
Quarter Ended June 30, 2011	$0.27	$0.15
Quarter Ended September 30, 2011	$0.19	$0.09
Quarter Ended December 31, 2011	$0.13	$0.07
Quarter Ended March 31, 2012	$0.11	$0.06

Number of Stockholders

As of March 31, 2013, there were 328 stockholders of record of our common stock.

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

Equity Compensation Plan Information as of March 31, 2013

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	20,000,000
Equity compensation plans not approved by security holders	60,496,842	$0.17	-
Total	60,496,842	$-	20,000,000

Recent Sales of Unregistered Securities.

None.

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

Overview

Las Vegas Railway Express, Inc. (the "Company”, “Las Vegas Railway”, “we”, “our” or “us”), a Delaware corporation, is a company whose plan is to re-establish a conventional rail passenger train service between Las Vegas and Los Angeles using existing freight railroad lines. The development concept is to provide a Las Vegas style experience on the train, which would traverse the planned route in approximately 5 hours. We plan to operate a single travel route marketed primarily to a leisure traveler from the Southern California basin  enabling us to sell rail travel as a stand-alone operation bundled with hotel rooms and other travel related services. Our unique travel option will offer a diversified product that will set us apart from travel related options of automobile and air.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  On March 31, 2013, as required by the "Intangibles-Goodwill and Other" topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the fiscal years ending March 31, 2013 and 2012, our assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

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

The Company’s goodwill is deductible for tax purposes. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at March 31, 2013 and 2012 was $55,914 and $42,343, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2013 and 2012, the Company has not established a liability for uncertain tax positions.

Share Based Payment:

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

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.

Certain warrants qualify as derivative instruments and are valued using the binomial lattice method. See discussion below regarding accounting for derivative liabilities.

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares in excess of the 200 million authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to February 19, 2013 are derivative liabilities.

The Company also has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and notes payable using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, notes payable and derivative liabilities.  Derivative liabilities are recorded at fair value.  The principal balance of notes payable approximates fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

Results of Operations

The following are the results of our continuing operations for the year ended March 31, 2013 compared to the year ended March 31, 2012:

	Year Ended
	March 31,	March 31,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$3,034,474	$1,222,013	$1,812,461	148.3%
Selling, general and administrative	651,503	233,577	417,926	178.9%
Professional fees	1,616,524	268,731	1,347,793	501.5%
Depreciation expense	1,976	320	1,656	517.5%
Total expenses	5,304,477	1,724,641	3,579,836	207.6%

Loss from continuing operations	(5,304,477)	(1,724,641)	(3,579,836)	207.6%

Other (expense) income
Interest expense	(2,198,205)	(295,131)	(1,903,074)	644.8%
Change in derivative liability	270,466	37,086	233,380	629.3%
Total other (expense) income	(1,927,739)	(258,045)	(1,669,694)	647.1%

Net loss from continuing operations before tax provision	(7,232,216)	(1,982,686)	(5,249,530)	264.8%
Provision for income taxes	13,571	42,343	(28,772)	-67.9%
Net loss from continuing operations	(7,245,787)	(2,025,029)	(5,220,758)	257.8%
Discontinued operations:
Income from discontinued operations, net of income taxes	479,696	18,996	460,700	2425.2%

Net loss	$(6,766,091)	$(2,006,033)	$(4,760,058)	237.3%

Revenue

During the years ended March 31, 2013 and 2012, our railcar operations have yet to generate any revenue.

Operating Expenses

Compensation and payroll taxes increased by $1,812,461, or 148.3% during the year ended March 31, 2013 as compared to 2012.  The increase in compensation expense is related to the hiring of additional full-time employees, addition of board members and issuing stock grants and warrants for compensation. We had an increase in our professional fee expenses during the year ended March 31, 2013 of $1,347,793 due to legal, consulting and accounting services.  Selling, general and administrative expenses increased by $417,926, or 178.9% during 2013 primarily due to higher costs  associated with marketing, advertising, insurance and rent expense.

Other (Expense) Income

Interest expense increased by $1,903,074, or 644.8%, during 2013 primarily due to an increase in expenses associated with the amortization of discounts relating to the issuance of warrants in connection with our convertible notes payable issued during February and March 2013.  Amortization of discounts on notes payable resulting from the issuance of warrants and amortization of capitalized debt financing costs amounted to $2,165,385 in 2013.  This increase was offset by a decrease in other interest expense in 2013 due to a lower average debt outstanding during the year.  Our change in derivative liability amounted to $270,466 during 2013 which resulted from a decrease in the valuation of derivatives during the year.  In 2012, the value of our derivative liabilities decreased by $37,086.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $6,766,091 and $2,006,033 for the years ended March 31, 2013 and 2012, respectively.   The Company also has an accumulated deficit of $18,757,623 as of March 31, 2013, as well as outstanding convertible notes payable of $1,795,000 which are payable on February 1, 2014.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and
•	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

We estimate that it will need to obtain a minimum of $80 million in additional capital to begin operations of its planned train service. We intend to raise these funds through the public or private sale of equity and/or debt securities. There has been an agreement signed with a nationally recognized investment banker but there is no assurance such funding will be available on terms acceptable to the Company, or at all.  If we succeed in raising such funds, we intend to use them for railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, Union Pacific Railroad (“UP”) and BNSF Railway Company (“BNSF”) mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. In addition, approximately $56 million will need to be paid to UP to procure operating rights for the Company on the UP route between Daggett, CA and Las Vegas, NV.

On April 27, 2012, we commenced a private offering of common stock to accredited investors to raise interim funds (initially up to $1.5 million, subsequently increased to $2.5 million) pursuant to a private offering memorandum.  As of March 31, 2013, we have received gross proceeds of $2,282,000 from the sale of 45,640,000 shares of common stock pursuant to the private offering.

Cash Flows

Net cash used in operating activities for the years ended March 31, 2013 and 2012 were $2,783,090 and $1,131,068, respectively.  Cash used in operating activities for the years ended March 31, 2013 and 2012 were primarily due to net losses of $6,766,091 and $2,006,033, respectively.  During the year ended March 31, 2013, the net loss included significant non-cash expenses of $1,538,677 for stock issued for services, $1,201,370 in warrants issued for services, $2,096,482 in amortization of discounts on notes payable, and $80,524 for stock option compensation.  During the year ended March 31, 2012, the net loss included non-cash expenses of $605,359 for stock issued for services, $257,653 in amortization of discounts on notes payable, and $80,522 in stock option compensation.

Net cash used in investing activities during the year ended March 31, 2013 was $980,122, which included $600,000 in spending for a deposit made with Union Pacific pursuant to an operating agreement signed, as well as $380,122 in property and equipment acquisitions, primarily due to the acquisition of rail cars and other capitalized costs towards the railroad project.  During the year ended March 31, 2012, our net cash used in investing activities was only $3,200, as we had not started any significant spending relating to the project.

Net cash provided by financing activities for the years ended March 31, 2013 was $4,972,195 which consisted of $2,282,000 in proceeds from the sale of common stock, $1,900,000 in proceeds from convertible notes payable, $820,000 in proceeds from short-term notes payable, and $9,000 in proceeds from the exercise of warrants.  These proceeds were offset by the repayment of notes payable of $38,805.  In 2012, cash provided by financing activities amounted to $1,171,587, which included $383,254 in proceeds from the sale of stock and $788,333 in proceeds from the issuance of debt.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Las Vegas Railway Express, Inc. ("Company") as of March 31, 2013, and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc. at March 31, 2013, and 2012, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Las Vegas Railway Express, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, has no revenues and has negative working capital.  These factors among others raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA LLP

Los Angeles, CA

July 1, 2013

LAS VEGAS RAILWAY EXPRESS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2013	2012

Assets

Current assets
Cash	$1,262,615	$53,632
Other current assets	471,772	47,028
Total current assets	1,734,387	100,660

Property and equipment, net of accumulated depreciation	393,789	2,880

Other assets
Deposit with Union Pacific	600,000	-
Other assets	25,958	-
Goodwill	843,697	843,697
Total other assets	1,469,655	843,697
Total assets	$3,597,831	$947,237

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$13,333	$785,116
Accounts payable and accrued expenses	375,295	236,009
Derivative liability	3,181,537	170,499
Convertible notes payable, net of discount	116,042	-
Liabilities to be disposed of, current	194,041	905,950
Total current liabilities	3,880,248	2,097,574
Deferred tax liability	55,914	42,343
Total liabilities	3,936,162	2,139,917

Commitments and contingencies

Stockholders' deficit
Common stock subscribed	-	640,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 154,111,882 and 48,653,350 shares issued and outstanding as of March 31, 2013 and 2012, respectively	15,411	4,865
Additional paid-in capital	18,221,881	9,971,987
Accumulated deficit	(18,575,623)	(11,809,532)
Total stockholders' deficit	(338,331)	(1,192,680)
Total liabilities and stockholders' deficit	$3,597,831	$947,237

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	March 31,	March 31,
	2013	2012

Operating Expenses:
Compensation and payroll taxes	$3,034,474	$1,222,013
Selling, general and administrative	651,503	233,577
Professional fees	1,616,524	268,731
Depreciation expense	1,976	320
Total expenses	5,304,477	1,724,641

Loss from operations	(5,304,477)	(1,724,641)

Other (expense) income
Interest expense	(2,198,205)	(295,131)
Change in derivative liability	270,466	37,086
Total other (expense) income	(1,927,739)	(258,045)

Net loss from operations before tax provision	(7,232,216)	(1,982,686)
Provision for income taxes	13,571	42,343
Net loss from continuing operations	(7,245,787)	(2,025,029)
Discontinued operations:
Income from discontinued operations, net of income taxes	479,696	18,996

Net loss	$(6,766,091)	$(2,006,033)

Net loss per share, continuing operations, basic and diluted	$(0.07)	$(0.05)
Net income (loss) per share, discontinued operations, basic and diluted	$-	$-
Net loss per share, basic and diluted	$(0.06)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	106,256,044	43,680,249

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Subscriptions	Capital	Deficit	Total

Balance, March 31, 2011	39,201,498	$3,920	$850,000	$8,640,512	$(9,803,499)	$(309,067)

Stock issued for cash	3,785,023	379	-	382,875	-	383,254
Stock issued from subscriptions payable	600,000	60	(210,000)	209,940	-	-
Stock issued for services	982,741	98	-	127,395	-	127,493
Stock option compensation	4,334,268	433	-	514,933	-	515,366
Warrants issued for debt discount	-	-	-	53,285	-	53,285
Stock based compensation	-	-	-	80,522	-	80,522
Recission of stock issued to former officer	(250,000)	(25)	-	(37,475)	-	(37,500)
Net loss	-	-	-	-	(2,006,033)	(2,006,033)
Balance, March 31, 2012	48,653,530	4,865	640,000	9,971,987	(11,809,532)	(1,192,680)

Stock issued from subscriptions payable	16,000,000	1,600	(640,000)	638,400	-	-
Stock issued for servives	9,277,357	928	-	1,537,749	-	1,538,677
Stock issued for cash	45,640,000	4,564	-	2,277,436	-	2,282,000
Stock issued for conversion of debt	33,640,995	3,364	-	2,052,742	-	2,056,106
Exercise of warrants	900,000	90	-	8,910	-	9,000
Discount on convertible notes payable	-	-	-	440,000	-	440,000
Warrants issued for services	-	-	-	1,201,370	-	1,201,370
Warrants issued for property and equipment	-	-	-	12,763	-	12,763
Stock option compensation	-	-	-	80,524	-	80,524
Net loss	-	-	-	-	(6,766,091)	(6,766,091)
Balance, March 31, 2013	154,111,882	$15,411	$-	$18,221,881	$(18,575,623)	$(338,331)

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	March 31,	March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(6,766,091)	$(2,006,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,976	320
Amortization of discounts on note payable	2,096,482	257,653
Amortization of debt offering costs	15,472	-
Deferred tax provision	13,571	42,343
Change in value of derivative liability	(270,466)	(37,086)
Stock issued and subscribed for services	1,538,677	605,359
Stock option compensation	80,524	80,522
Warrants issued for services	1,201,370	-

Changes in operating assets and liabilities:
Other current assets	(440,216)	(47,028)
Other assets	(25,958)	-
Liabilities of discontinued operations, net	(510,631)	(93,172)
Accounts payable and accrued expenses	282,200	66,054

Net cash used in operating activities	(2,783,090)	(1,131,068)

Cash flows from investing activities
Purchases of property and equipment	(380,122)	(3,200)
Deposit with Union Pacific	(600,000)	-
Net cash used in investing activities	(980,122)	(3,200)

Cash flows from financing activities
Proceeds from sale of stock	2,282,000	383,254
Proceeds from convertible notes payable	1,900,000	-
Proceeds from notes payable	820,000	788,333
Proceeds from exercise of warrants	9,000	-
Payments on note payable	(38,805)	-

Net cash provided by financing activities	4,972,195	1,171,587

Net change in cash	1,208,983	37,319
Cash, beginning of the year	53,632	16,313
Cash, end of the year	$1,262,615	$53,632

Supplemental disclosure of cash flow information:
Interest paid	$5,497	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued to settle stock subscriptions	$640,000	$-
Stock issued for debt	$1,907,050	$-
Warrants issued for debt	$-	$53,285
Increase in liabilities of discountinued operations from forbearance agreement	$58,754	$-
Warrants issued for payment of property and equipment	$12,763	$-

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 and 2012

(1)  Description of Business:

Las Vegas Railway Express, Inc.  (the “Company”) was formed as a Delaware corporation in March 9, 2007 as Corporate Outfitters, Inc., a development stage company. On November 3, 2008, pursuant to a common stock purchase agreement, the Company acquired 100% of the outstanding capital stock of Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.

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

(2)  Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $6,766,091 and $2,006,033 for the years ended March 31, 2013 and 2012, respectively.  The Company also has an accumulated deficit of $18,575,623 as of March 31, 2013, as well as outstanding convertible notes payable of $1,795,000 which are payable on February 1, 2014.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to raise additional equity and debt to sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications:

Certain prior year data has been reclassified to conform to the current year presentation.  The reclassifications have not impacted the previously reported results of operations, net losses or cash flows.

Risks and Uncertainties:

The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Cash and Cash Equivalents:

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Total depreciation expense related to property and equipment was $1,976 and $320 for the years ended March 31, 2013 and 2012, respectively. Maintenance and repairs are charged to operations when incurred.  Major betterments and renewals are capitalized.  Gains or losses are recognized upon sale or disposition of assets.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the "Intangibles - Goodwill and Other" topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the fiscal years ending March 31, 2013 and 2012, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the years ended March 31, 2013 and 2012 as the amounts are anti-dilutive.  As of March 31, 2013 and 2012, the Company had 2,000,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of March 31, 2013, the Company also had convertible debt of $1,795,000 that is convertible into 35,900,000 shares of common stock which was excluded from the computation.  As of March 31, 2013, the Company had 58,496,842 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

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

The Company’s goodwill is deductible for tax purposes. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at March 31, 2013 and 2012 was $55,914 and $42,343, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2013 and 2012, the Company has not established a liability for uncertain tax positions.

Share Based Payment:

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

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value warrants issued during the year ended March 31, 2013 are as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2013	2012

Expected life in years	1.5 - 10 years	N/A
Stock price volatility	158.6% - 286.0%	N/A
Risk free interest rate	0.25% - 1.62%	N/A
Expected dividends	None	N/A
Forfeiture rate	0%	N/A

Certain warrants qualify as derivative instruments and are valued using the binomial lattice method. See discussion below regarding accounting for derivative liabilities.

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares in excess of the 200 million authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to February 19, 2013 are derivative liabilities.

The Company also has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and notes payable using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Fair Value of Financial Instruments:

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, notes payable and derivative liabilities.  Derivative liabilities are recorded at fair value.  The principal balance of notes payable approximates fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

In the absence of such information or if the Company is not able to corroborate these prices by other available relevant market information, the fair values are estimated using internal calculations or discounted cash flow techniques that incorporate prepayment rates, discount rates and delinquency and default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because this valuation technique relies on significant unobservable inputs, the fair value estimation is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on the estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the results of operations or financial condition.

Recent Accounting Pronouncements:

There are no recent accounting pronouncements that management believes will have a material impact on the Company's present or future consolidated financial statements

(3)  Property and Equipment:

Property and equipment consisted of the following as of March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012

Furniture and fixtures	$-	$112,413
Office equipment	40,921	177,023
Leasehold improvements	-	63,250
Software	14,192	30,722
Transportation equipment under construction	354,557	-

	409,670	383,408

Less: accumulated depreciation	(15,881)	(188,689)
Less: impairment of assets	-	(191,839)

	$393,789	$2,880

(4)  Notes payable:

A summary of notes payable is as follows:

	2013	2012

Notes payable - discontinued operations

Secured promissory notes, dated June 25, 2008, to two investors, bearing interest at 10% per annum, payableptember 1, 2010.	$-	$126,005

Unsecured promissory notes payable dated October 1, 2009 bearing interest at 10% per annum, payable September 1, 2010	-	22,055

Notes included in liabilities from discontinued operations	$-	$148,060

Notes payable - current operations

Unsecured promissory note, dated April 4, 2011, to an investor bearing interest at 8% per annum, payable on April 4, 2012.	$-	$97,266

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012. The Company is in default on this note.	13,333	12,850

Secured promissory note, dated August 15, 2011, to an investor, bearing interest at 10% per annum, payable February 11, 2012.	-	100,000

Secured promissory note, dated September 30, 2011, to an investor bearing interest at 10% per annum, payable on March 28, 2012.	-	50,000

Secured promissory notes, dated October 8, 2011, to three investors bearing interest at 10% per annum, payable on April 10, 2012.	-	225,000

Secured promissory note, dated January 25, 2012, to an investor bearing interest at 10% per annum, payable on demand, convertible to common shares at $0.10 per share.	-	100,000

Secured promissory note, dated February 24, 2012, to an investor bearing interest at 10% per annum, payable on demand, convertible to common shares at $0.10 per share.	-	200,000

Total outstanding notes payable from continuing operations	$13,333	$785,116

As of March 31, 2013, the Company is in default on the above note payable for $13,333.  As of March 31, 2013, there has been no demand made for repayment of this note or accrued interest.

Future scheduled maturities of these notes payables are as follows:

Year Ended
March 31,

2014	$13,333
Total	$13,333

(5)  Convertible Notes Payable:

During February and March 2013, the Company issued a series of convertible notes payable (the “Convertible Notes”) to investors for total proceeds of $1,900,000.  The Convertible Notes are convertible into shares of the Company’s common stock at $0.05 per share at the option of the debt holder.  The Convertible Notes bear interest at a rate of 8% per annum, and have a maturity date of February 1, 2014.  Prior to March 31, 2013, the debt holders converted $105,000 of outstanding principal into 2,100,000 shares of common stock.  As a result, as of March 31, 2013, the remaining gross principal balance of convertible notes payable outstanding amounted to $1,795,000.

The Company does not have sufficient authorized shares to cover the conversion feature of the convertible notes.  The conversion feature of the Convertible Notes issued after February 19, 2013 created a derivative liability for the Company. See Note 7, Derivative Instruments. The conversion feature of the notes issued prior to February 19, 2013 was beneficial to the holder and was recorded as a discount to the notes based on its intrinsic value. The discount related to the beneficial conversion feature was $440,000.

In connection with the Convertible Notes, the Company granted an aggregate of 36,000,000 warrants to purchase additional shares of common stock at an exercise price of $0.10 per share and a contractual life of 3 years.  The Company does not have sufficient authorized shares to cover the warrants.  The warrants issued after February 19, 2013 were determined to be derivative liabilities which resulted in an initial derivative liability of $1,572,478. See Note 7, Derivative Instruments.

Warrants issued prior to February 19, 2013 were valued using the Black-Scholes method using the following assumptions: (1) life of warrants of 3 years, (2) annualized volatility of 158.6% – 179.2%, (3) fair value of stock as of grant date of $0.11, (4) exercise price of $0.10, (5) annual dividend rate of 0%, and (6) discount rate of 0.36% - 0.44%.  Such calculations resulted in a total aggregate warrant value of $857,007.

The proceeds of the Convertible Notes issued prior to February 19, 2013 were allocated to the notes and equity classified warrants based on their relative fair values on a weighted average basis, with the resulting allocated value of the warrants of $290,733 being recorded as a discount to the notes payable.  This discount is being amortized through the maturity date of February 1, 2014.

The value of the derivative liabilities and discounts created through the issuance of the Convertible Notes and warrants as described above exceeded the proceeds of the Convertible Notes by $2,613,810. This excess was recorded as interest expense on the issuance dates of each note and warrant.

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2013:

March 31,
2013

Principal balance of convertible notes payable outstanding	$1,795,000

Less: discount on convertible notes payable	(1,678,958)

Convertible notes payable, net	$116,042

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2014	$1,795,000
Total	$1,795,000

In connection with the Convertible Notes, the Company incurred debt issuance costs of $131,800, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.  As of March 31, 2013, the remaining amount of capitalized debt issuance costs amounted to $116,329, and is included a component of other current assets on the accompanying balance sheets.

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires in April 30, 2016.  The rental agreement includes common area maintenance, property taxes and insurance.  It also provided three months abatement of the base rent.

Future annual minimum payments under operating leases are as follows:

Years ending March 31,

2014	$138,034
2015	144,882
2016	149,129
2017	12,457
Total	444,502

Rental expense under operating leases for the years ended March 31, 2013 and 2012 was $78,660 and $51,522, respectively.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

(7)  Derivative Instruments:

Excess Shares

In connection with the private placement of Convertible Notes beginning in February 2013 (see Note 5), the Company became contingently obligated to issue shares in excess of the 200 million shares authorized by stockholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split or anti-dilution, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to February 19, 2013 are classified as derivative liabilities.

Other Derivatives

The Company has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is shown in the following table:

	Year Ended March 31, 2013			Year Ended March 31, 2012
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1, 2012	$134,791	$35,708	$170,499	$-	$-	$-
Additional issuances	1,800,725	1,831,865	3,632,590	171,877	35,708	207,585
Exercised/converted	(172,591)	(178,495)	(351,086)	-	-	-
Change in derivative liability	(99,531)	(170,935)	(270,466)	(37,086)	-	(37,086)
Ending balance, March 31	$1,663,394	$1,518,143	$3,181,537	$134,791	$35,708	$170,499

(8)  Equity:

The Company is authorized to issue 200,000,000 shares of common stock.   There were 154,111,882 and 48,653,530 shares of common stock outstanding as of March 31, 2013 and 2012, respectively.  The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the year ended March 31, 2012, the Company sold 3,785,023 shares of its common stock in a private placement for total proceeds of $383,253.  During the year ended March 31, 2013, the Company sold 45,640,000 shares of common stock in a private placement for total proceeds of $2,282,000.

During the year ended March 31, 2012, the Company issued 982,741 shares of its common stock for consulting services totaling $127,493.  The fair value of the consulting services was determined by the closing price of the stock on date of issuance.

During the year ended March 31, 2012, the Company issued 4,334,268 shares of its common stock as compensation for employees valued at $515,366.  During the year end March 31, 2013, the Company issued 9,277,357 shares of its common stock as compensation valued at $1,538,677.  The fair value of the employee services was determined by the closing price of the stock on date of issuance or the employment agreement in force at the date of issuance.

During the year ended March 31, 2013, the Company issued 33,640,995 shares of common stock for the conversion of $2,056,106 of outstanding convertible notes payable.

Warrants

The following summarizes the Company's warrant activity during the years ended March 31, 2013 and 2012:

Warrants

Outstanding - March 31, 2011	826,174

Granted	1,500,000
Exercised	-
Cancelled	-
Outstanding - March 31, 2012	2,326,174

Granted	58,496,842
Exercised	(900,000)
Cancelled	(1,426,174)
Outstanding - March 31, 2013	58,496,842

(9)  Share Based Compensation:

Stock-Option Plan

The Company’s 2011 Stock Option Plan provides for the grant of 20,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.  The Company granted 2,000,000 of stock options on November 1, 2008.  No additional options have been granted.

A summary of the Company’s stock option activity follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding - March 31, 2011	2,000,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding - March 31, 2012	2,000,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding - March 31, 2013	2,000,000	$0.50

Vested and expected to vest at March 31, 2013	2,000,000	$0.50

Exercisable at March 31, 2013	2,000,000	$0.50

Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO and President of the Company, which provides for an annual salary of $180,000.  Base salary will be increased to $300,000 based upon receipt of significant corporate or public funding.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus as follows:  1) Upon the Company’s execution of a definitive agreement with AMTRAK, Mr. Barron shall be granted 1,000,000 shares, 2) Upon the Company’s execution of a definitive agreement with BNSF, Mr. Barron shall be granted 500,000 shares, 3) Upon the Company’s execution of a definitive agreement with Union Pacific, Mr. Barron shall be granted 500,000 shares, 4) Upon the Company’s execution of a definitive agreement with a rail car provider, Mr. Barron shall be granted 500,000 shares, 5) Upon the Company’s completion of its operation of its first train between Los Angeles and Las Vegas, Mr. Barron shall be granted 1,500,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of February 1, 2012.

Our employment agreement with Wanda Witoslawski requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $120,000 per year.  Base salary will be increased to $200,000 per year based only upon receipt of significant corporate or public funding.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  In addition, Mrs. Witoslawski is entitled to receive an incentive or performance bonus as follows:  1) Upon the Company‘s execution of a definitive agreement with AMTRAK, Ms. Witoslawski shall be granted 500,000 shares, 2) Upon the Company’s execution of a definitive agreement with BNSF, Ms. Witoslawski shall be granted 250,000 shares, 3) Upon the Company’s execution of a definitive agreement with Union Pacific, Ms. Witoslawski shall be granted 250,000 shares, 4) Upon the Company’s execution of a definitive agreement with a rail car provider, Ms. Witoslawski shall be granted 250,000 shares, 5) Upon the Company’s completion of its operation of its first train between Los Angeles and Las Vegas, Ms. Witoslawski shall be granted 750,000 shares.  She is also entitled to a car allowance of $500 per month.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski’s employment agreement commenced as of February 1, 2012.

The above shares to be granted pursuant to the employment agreements were valued as of the agreement commencement dates and since it is probable the performance will be met, the Company is accruing the compensation cost over the implicit service period.  The unrecognized compensation cost is $102,558 and will be recognized during the year ended March 31, 2014.

(10)  Income Taxes:

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carry forwards.  The tax effects of significant items comprising the Company’s deferred taxes as of March 31, 2013 and 2012 are as follows:

	March 31,	March 31,
Deferred tax assets	2013	2012

Net operating loss carryforward	$7,470,147	$6,243,339
Share based compensation	477,373	27,377
Warrants issued in connection with debt	567,839	18,117
Total deferred tax assets	(8,515,359)	(6,288,833)
Net deferred tax assets	$-	$-

Deferred tax liabilities
Goodwill	$55,914	$42,343
Net deferred tax liabilities	55,914	42,343

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended March 31, 2013 and 2012 are as follows:

	March 31,	March 31,
	2013	2012
Income tax benefit from continuing operations computed at the Federal statutory rate of 34%	$(2,463,568)	$(682,051)
Income tax expense from discontinued operations computed at the Federal statutory rate of 34%	163,097	-
Increase in valuation allowance	2,226,526	669,442
Other	73,945	12,609
Amortization of goodwill	13,571	42,343
Provision for income taxes	$13,571	$42,343

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end March 31, 2013 or 2012.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of March 31, 2013, the Company had federal net operating loss carry forwards of approximately $21.9 million, which may be available to offset future taxable income for tax purposes.  These net operating loss carry forwards begin to expire in 2027 through 2032.  This carry forward may be limited upon the ownership change under IRC Section 382.

(11)  Related-Party Transactions:

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  This agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of March 31, 2013 and 2012, the balance of the note was $124,301 and $89,186, respectively.  This note is included in liabilities of discontinued operations on the balance sheet.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 were issued on April 23, 2010.  The remaining 16,000,000 shares were issued on August 15, 2012.

As of March 31, 2013 and 2012, Allegheny Nevada Holdings had a beneficial ownership in the Company of 4.25% and 4.12%, respectively.

As of March 31, 2013 and 2012, Mr. Barron had accrued wages of $0 and $71,563, respectively.

Dianne David Barron, the Company’s Manager of Station Development is the spouse of the CEO, Michael A. Barron.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2013 and 2012 of $69,740 and $46,102, respectively.   This note is included in liabilities of discontinued operations on the balance sheet.  As of March 31, 2013 and 2012, Mr. Cosio-Barron had accrued wages of $0 and $57,800, respectively.

Gilbert H. Lamphere, a Director of the Company, is a partner of FlatWorld Capital, a company that entered into Advisory Agreement with Las Vegas Railway Express, Inc. As compensation FlatWorld Capital was issued warrants for 9,887,921shares of common stock.

John H. Marino, a Director of the Company, is a 100% owner of Transportation Management Services, Inc., a company that entered into consulting agreement with Las Vegas Railway Express, Inc. During the year ended March 31, 2013 Transportation Management Services, Inc. was issued 600,000 shares of common stock and $13,500 in cash.

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

Prior to the Company’s corporate restructuring in 2010, the Company had several accounts payable dating back to 2008 and prior (the “Liberty Capital Payables”). All of these Liberty Capital Payables were related to business operations which were discontinued in January 2010. The Company updated its internal review of the status of the Liberty Capital Payables and recorded a gain resulting from relief of liabilities that were cleared based on expiration of Nevada statutes of limitations of $479,696 and $47,330 for the years ended March 31, 2013 and 2012, respectively. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior tax assets had a 100% valuation allowance resulting in no balance sheet or income statement adjustments for taxes.

The following table summarizes results from discontinued operations for the years ended March 31, 2013 and 2012:

	Year Ended
	March 31,	March 31,
	2013	2012

Revenues	$-	$4,315
Cost of sales	-	-
Gross profit	-	4,315
Operating Expenses:
Selling, general and administrative	-	-
Total expenses	-	-
Loss from discontinued operations	-	4,315
Other (expense) income
Interest expense	-	(32,649)
Write down of payables	479,696	47,330
Total other (expense) income	479,696	14,681
Net income from discontinued operations	$479,696	$18,996

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets:

	March 31,	March 31,
	2013	2012
Accounts payable and accrued expenses	$-	622,603
Notes payable	-	148,060
Notes payable, related party	194,041	135,287
	$194,041	$905,950

The Company entered into forbearance agreements with investors holding the notes that are included in liabilities to be disposed of.  The new notes call for monthly payments and to be repaid in full by December 31, 2013.

(13)  Subsequent Event

During April 2013, the Company issued additional convertible notes payable to investors for total proceeds of $830,000.  The convertible notes payable are convertible into shares of the Company’s common stock at $0.05 per share at the option of the debt holder, bear interest at a rate of 8% per annum, and have a maturity date of February 1, 2014.  In connection with the additional convertible notes payable, the Company granted an aggregate of 16,600,000 warrants to purchase additional shares of common stock at an exercise price of $0.10 per share and a contractual life of 3 years.

In April and May 2013, the Company issued total of 1,590,000 shares of Company’s common stock to two consultants.

During the quarter ended June 30, 2013 the Company issued 5,417,756 shares of Company’s common stock in exchange for convertible notes and 196,468 for exercising warrants.

On April 23, 2013 the company issued 1,000,000 shares for directors' compensation.

On June 5, 2013, the Company issued $50,000 of convertible notes payable.  The convertible notes payabe are convertible into shares of the Company's common stock at $0.05 per share, bear interest at a rate of 8% per annum, and have a maturity date of February 1, 2014.  The Company also granted 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share.

On June 11, 2013, at a special meeting of stockholders of Las Vegas Railway Express, Inc., the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock, at a ratio of twenty-for-one, without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Secretary of State of Delaware no later than six months from the date of the Special Meeting.As of April 26, 2013, the record date for the meeting, the Company had outstanding and entitled to vote 159,111,882 shares of common stock.  The vote for the proposal was as follows: 118,967,727 for, 2,034,966 against, and 419,409 abstain. There were no broker non-votes.  As of the issuance of these financial matters, the Board of Directors had not authorized and approved the stock split and therefore it is not yet effective.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as March 31, 2013.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting. During the fourth quarter ended March 31, 2013, we conducted following remediation measures to address the material weakness identified as of March 31, 2012. Specifically, our management took the following steps during fiscal 2013:
• Management improved the annual financial statement reporting process by hiring external accounting consultant who is knowledgeable regarding US GAAP and SEC reporting.
• Management implemented steps to improve the specific accounting knowledge of the Company’s accounting personnel through the use and advice of outside consultants who are knowledgeable regarding US GAAP reporting issues.

Management tested the design and operating effectiveness of these new controls during our year-end closing process for 2013, and we have concluded that we have remediated material weakness, as of March 31, 2013.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

John D. McPherson	65	Chairman of the Board of Directors
Michael A. Barron	62	Chief Executive Officer, President and Director
Gilbert H. Lamphere	61	Director
Wanda Witoslawski	48	Chief Financial Officer and Treasurer
John M.B. O’Connor	58	Director
John H. Marino	74	Director
Thomas Mulligan	61	Director
George Rebensdorf	58	Director

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

John D. McPherson – Chairman, 65

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

Michael A. Barron – President and Chief Executive Officer, 62

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

Wanda Witoslawski - Chief Financial Officer, 48

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

Gilbert H. Lamphere – Director, 61

Mr. Lamphere has served as a director of the Company since October 1, 2011. Mr. Lamphere serves on the Board of Directors of CSX Corporation and has served on the board of Canadian National Railway, Chaired the Board of the Illinois Central Railroad and served on the board of Florida East Coast Railway (350 miles down East Coast of Florida).  He was also instrumental in the investment and oversight of Mid-South Rail.  Mid-South, Illinois Central and Canadian National became successively the most efficient railroads with the lowest operating ratios in North America. He is the Managing Director of Lamphere Capital Management, a private investment firm which he founded in 1999 and Chairman of FlatWorld Acquisition Corp., a publicly traded private equity company. He has served as a director of numerous other public companies, including Carlyle Industries, Inc., Cleveland-Cliffs, Inc., R.P. Scherer Corporation, Global Natural Resources Corporation and Recognition International, Inc. Earlier in his career, Mr. Lamphere was Vice President of Mergers and Acquisitions at Morgan Stanley. Mr. Lamphere’s railroad industry knowledge and experience qualify him to serve on our board of directors.

John H. Marino, Director, 74

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

Thomas Mulligan –Director, 61

Mr. Mulligan has served as a director of the Company since May 8, 2012.  Mr. Mulligan was an Operations Executive at Union Pacific with more than 38 years of experience where he was the Director of Passenger Rail Operations.  He has experience in management, transportation, dispatching, budgeting and operations administration at the division, district and corporate level.  Many of his responsibilities included rules compliance, contract negotiations, budget control, expense control, strategic planning and has been the corporate liaison for freight and passenger rail operations.  Tom has an excellent record for identifying opportunities for improving operations, cost control and raising customer satisfaction.  Mr. Mulligan was a member on the Railroad Safety Advisory Committee for the Federal Railroad Administration and was formally assigned by Governor Mike Johanns to serve on the Nebraska Transit and Rail Advisory Council from 2004 to 2006.  This committee completed the current rail Corridor Transit Study that is used by the Nebraska State Legislature for commuter rail solutions in Eastern Nebraska.*   He is a current member on the Board of Directors of the Omaha YMCA – Bulter Gast branch and served from 1994 to 1999 as a Trustee on Special Improvement District Board #236 (Candlewood).  He currently serves as a Council member for the City of Omaha and was elected as Director for the Board of Directors of LVRE, Inc. on May 8, 2012. Mr. Mulligan’s railroad industry knowledge and experience qualify him to serve on the Company’s board of directors.

John M. B. O’Connor - Director, 58

Mr. O’Connor has served as a director of the Company since January 11, 2013. Mr. O’Connor is Chairman of J.H. Whitney Investment Management, LLC, a position he has held since January 2005. From January 2009 to March 2011, Mr. O’Connor also served as Chief Executive Officer of Tactronics Holdings, LLC a Whitney Capital Partners portfolio Holding Company that provided tactical integrated electronic systems to U.S. and foreign military customers as well as composite armor solutions for military vehicles through its Armostruxx division. Previously, Mr. O’Connor was Chairman of JP Morgan Alternative Asset Management, Inc. (part of the investment manager arm of JP Morgan), Chairman of JP Morgan Incubator Strategies, Inc. (a hedge fund investment arm of JP Morgan) and an Executive Partner of JP Morgan Partners (a private equity firm) and responsible for all proprietary and client Hedge Fund and Fund of Fund activities of JP Morgan, in addition to his responsibilities as a Senior Private Equity Manager. He was also a member of the Risk Management Committee of JP Morgan Chase, which is responsible for policy formulation and oversight of all market and credit risk taking activities globally. Mr. O’Connor earned a bachelor’s degree in economics from Tulane University and an MBA degree from Columbia University Graduate School of Business. Mr. O’Connor serves as a special consultant in a pro-bono capacity for the U.S. Department of Defense and is an appointed special consultant to the Department of Defense Business Board. He is a member of the Senior Advisors Panel of both the United States European Command and the United States Southern Command and a member of the Highland Forum which supports the Under Secretary of Defense for Intelligence. Mr. O’Connor also serves on the boards of the Fund for the City of New York (an organization which develops and helps implement innovations in policy, programs, practices and technology in order to advance the functioning of government and nonprofit organizations) and The Animal Care and Control Center in the City of New York as well as North Carolina Outward Bound. He is a trustee of the China Institute (the oldest institution in America focused on the U.S.—China relationship). Mr. O’Connor has been a director of Olin Corporation since 2006, where he is a member of the Audit Committee and the Directors and Corporate Governance Committee. Mr. O’Connor’s financial and business executive knowledge and experience qualify him to serve on the Company’s board of directors.

George Rebensdorf - Director, 58

Mr. Rebensdorf, 58, is a finance and M&A professional with over 25 years of experience in all phases of industry, both domestically and internationally. He has worked with financial and investment banking firms of all sizes and has participated in over 50 merger and acquisition transactions valued at over $1.2 billion. He has served as an advisor in public and private financings valued at over $1.8 billion, with concentrated transaction experience in the small cap and micro cap industries. He has served on the Board of Directors of numerous public and private companies which he or his investors have invested in. Mr. Rebensdorf is highly experienced with corporate and SEC compliance standards. He graduated magna cum laude from Arizona State University, and holds a Juris Doctor degree from Creighton University School of Law. Since July 1996, Mr. Rebensdorf has been President of The Rebensdorf Group, Inc. (“TRGI”), a boutique investment banking and consulting firm dealing primarily with emerging growth companies. TRGI’s clients included companies of all sizes and in all stages of development. TRGI has advised numerous companies from start-up phases through the IPO process. Finance projects have ranged from $1 million to $140 million. Mr. Rebensdorf’s financial and business executive knowledge and experience qualify him to serve on the Company’s board of directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, but expects to in the near future.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended March 31, 2013, except that, Form 4’s were filed late for Michael Barron, Gilbert Lamphere, Wanda Witoslawski, and Form 3’s were filed late for Thomas Mulligan, John Marino and John O’Connor.

Committees of the Board
The Board of Directors has formed two committees: audit and compensation committee. The Company does not have an audit committee financial expert, because of the small size and early stage of the Company.

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

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers, except that Dianne David Barron, the Company's Manager of Station Development is the spouse of the CEO, Michael A. Barron.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-term Compensation Shares Granted (1)	All Other Compensation	Total

Michael A. Barron,	2013	$246,967	$-	$70,000	$24,000	$340,967
CEO, President and Director	2012	$180,000	-	-	12,000	$192,000

Wanda Witoslawski	2013	$142,055	-	$255,000	$7,500	$404,555
	2012	120,000	-	$220,000	6,000	346,000

(1)	Stock value calculation based on the price of the stock at agreement date.

Employment Agreements

Our employment agreement with Michael Barron requires him to perform the duties of Chief Executive Officer at an annual salary of $180,000.  Base salary will be increased to $300,000 based upon receipt of significant corporate or public funding.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus as follows:  1) Upon the company’s execution of a definitive agreement with AMTRAK, Mr. Barron shall be granted 1,000,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Mr. Barron shall be granted 500,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Mr. Barron shall be granted 500,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Mr. Barron shall be granted 500,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Mr. Barron shall be granted 1,500,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of February 1, 2012.

Our employment agreement with Wanda Witoslawski requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $120,000 per year.  Base salary will be increased to $200,000 per year based only upon receipt of significant corporate or public funding.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  In addition, Mrs. Witoslawski is entitled to receive an incentive or performance bonus as follows:  1) Upon the company‘s execution of a definitive agreement with AMTRAK, Ms. Witoslawski shall be granted 500,000 shares, 2) Upon the company’s execution of a definitive agreement with BNSF, Ms. Witoslawski shall be granted 250,000 shares, 3) Upon the company’s execution of a definitive agreement with Union Pacific, Ms. Witoslawski shall be granted 250,000 shares, 4) Upon the company’s execution of a definitive agreement with a rail car provider, Ms. Witoslawski shall be granted 250,000 shares, 5) Upon the company’s completion of its operation of its first train between Los Angeles and Las Vegas, Ms. Witoslawski shall be granted 750,000 shares.  She is also entitled to a car allowance of $500 per month.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski’s employment agreement commenced as of February 1, 2012.

Director Compensation for Year Ended March 31, 2013

The following table sets forth director compensation for the year ended March 31, 2013 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
John D. McPherson	12,000	-	12,000
John H. Marino	12,000	-	12,000
Thomas Mulligan	11,000	50,000	61,000
Gilbert H. Lamphere	12,000	-	12,000
John O’Connor	3,000	50,000	53,000

(1)	Stock value calculation based on the price of the stock at agreement date

We currently compensate our directors for being a Board member the equivalent of an initial 500,000 shares of common stock plus $12,000 annual fee for each member.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2013:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2013 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Common Stock Beneficially Owned (3)

John D. McPherson, Chairman	600,000	0.4%
Michael A. Barron, CEO and President (4)	25,654,502	15.6%
Wanda Witoslawski, CFO and Treasury	2,728,571	1.8%
Gilbert H. Lamphere (5)	14,471,981	9.1%
John H. Marino (6)	1,721,000	1.1%
Thomas M. Mulligan	500,000	0.3%
John M.B. O’Connor	500,000	0.3%
Officers and Directors as a group	46,176,054	28.6%

(1)	The address of each of the beneficial owners is 6650 Via Austi Parkway, Suite 170, Las Vegas Nevada 89119.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 154,111,882 shares outstanding as of March 31, 2013.

(4)
Includes 6,552,295 shares held by Allegheny Nevada Holdings Corporation which is in the sole control of Michael Barron. Also includes warrants to purchase 9,887,921 shares of Common Stock and an option to purchase 1,000,000 shares of Common Stock.

(5)
Includes 3,000,000 shares of Common Stock registered in the name of American Pension Services, Inc. for the benefit of Gilbert H. Lamphere. Also includes warrants to purchase 9,887,921 shares of Common Stock.

(6)	Includes warrants to purchase 121,000 shares of Common Stock and 600,000 owned by Transportation Management Services, Inc.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Three of our directors, Thomas Mulligan, John McPherson and John O’Connor, are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron, Mr. Marino and Mr. Lamphere and their other business enterprises. Mr. Lamphere and Mr. Marino own or are partners other business enterprises that entered into advisory or consulting agreements with Las Vegas Railway Express, Inc. and Mr. Barron is executive officer, CEO, of the Company. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company is indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.  This agreement was amended on October 1, 2009 and a portion was converted to 1,564,719 shares of the Company’s common stock at $0.05 per share.  As of January 15, 2011, the amendment was rescinded, returning the shares to the Company and restoring the note balance.  No gain or loss was recognized in the amendment or rescission.  As of March 31, 2013 and 2012, the balance of the note was $124,301 and $89,186, respectively.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny is owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 20,000,000 shares of the Company’s stock, of which 4,000,000 were issued on April 23, 2010.  The remaining 16,000,000 shares were issued on August 15, 2012.

As of March 31, 2013 and 2012, Allegheny Nevada Holdings had a beneficial ownership in the Company of 4.25% and 4.12%, respectively.

As of March 31, 2013 and 2012, Mr. Barron had accrued wages of $0 and $71,563, respectively.

Dianne David Barron, the Company’s Manager of Station Development is the spouse of the CEO, Michael A. Barron.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2013 and 2012 of $69,740 and $46,102, respectively.  As of March 31, 2013 and 2012, Mr. Cosio-Barron had accrued wages of $0 and $57,800, respectively.

Gilbert H. Lamphere, a Director of the Company, is a partner of FlatWorld Capital, a company that entered into Advisory Agreement with Las Vegas Railway Express, Inc. As compensation FlatWorld Capital was issued warrants for 9,887,921shares of common stock.

John H. Marino, a Director of the Company, is a 100% owner of Transportation Management Services, Inc., a company that entered into consulting agreement with Las Vegas Railway Express, Inc. During the year ended March 31, 2013 Transportation Management Services, Inc. was issued 600,000 shares of common stock and $13,500 in cash.

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2013 and 2012 were approximately $78,825 and $57,645, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended March 31, 2013 and 2012.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Balance Sheets as of March 31, 2013 and 2012.

● Statements of Operations for the fiscal years ended March 31, 2013 and 2012.

● Statements of Cash Flows for the fiscal years ended March 31, 2013 and 2012.

● Statement of Stockholders’ (Deficit) for the fiscal years ended March 31, 2013 and 2012.

● Notes to Financial Statements.

● Report of Independent Registered Public Accounting Firm.

 (2)  Exhibits:

Exhibit No.	Description

3.2	Articles of Incorporation (incorporated herein by reference to Form SB-2, filed on July 31, 2007)
3.3	By-Laws of the Registrant (incorporated herein by reference to Form SB-2, filed on July 31, 2007)
3.4A	Amended By-Laws of the Registrant dated November 3, 2008 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)
3.4B	Amended Articles of Incorporation (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)
3.5	Amended Articles of Incorporation as dated March 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)
3.6
Certificate of Merger, as dated March 19, 2010, by and between Liberty Capital Asset Management, Inc. and Las Vegas Railway Express (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)
3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)
10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)
10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)
10.7	Form of Subscription Agreement (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).
10.8	Form of Note (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).
10.9	Form of Investor Warrant (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer/President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2013.

LAS VEGAS RAILWAY EXPRESS, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron	Chief Executive Officer, Director (principal executive officer)	July 1, 2013
Michael A. Barron

/s/Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	July 1, 2013
Wanda Witoslawski

/s/John D. McPherson	Chairman	July 1, 2013
John D. McPherson

/s/John H. Marino	Director	July 1, 2013
John H. Marino

/s/Gilbert H. Lamphere	Director	July 1, 2013
Gilbert H. Lamphere

/s/Thomas Mulligan	Director	July 1, 2013
Thomas Mulligan

/s/John O’Connor	Director	July 1, 2013
John O’Connor

/s/George Rebensdorf	Director	July 1, 2013
George Rebensdorf