Form 10-Q
period 2013-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2013-08-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes [  ] No [X]

Number of outstanding shares of common stock as of August 14, 2013 was 166,066,106.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
Assets

Current assets
Cash	$970,303	$1,262,615
Other current assets	767,601	471,772
Total current assets	1,737,904	1,734,387

Property and equipment, net of accumulated depreciation	499,920	393,789

Other assets
Deposit with Union Pacific	600,000	600,000
Other assets	29,307	25,958
Goodwill	843,697	843,697
Total other assets	1,473,004	1,469,655
Total assets	$3,710,828	$3,597,831

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$13,333	$13,333
Accounts payable and accrued expenses	478,687	375,295
Derivative liability	5,801,826	3,181,537
Convertible notes payable, net of discount	750,401	116,042
Liabilities of discontinued operations	85,041	194,041
Total current liabilities	7,129,288	3,880,248
Deferred tax liability	60,405	55,914
Total liabilities	7,189,693	3,936,162

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 162,316,106 and 154,111,882 shares issued and outstanding as of June 30, 2013 (unaudited) and March 31, 2013, respectively	16,232	15,411
Additional paid-in capital	18,297,073	18,221,881
Accumulated deficit	(21,792,170)	(18,575,623)
Total stockholders' deficit	(3,478,865)	(338,331)
Total liabilities and stockholders' deficit	$3,710,828	$3,597,831

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2013	2012
		(Restated)
Operating Expenses:
Compensation and payroll taxes	$849,329	$564,842
Selling, general and administrative	208,123	89,738
Professional fees	581,788	121,865
Depreciation expense	1,434	160
Total expenses	1,640,674	776,605

Loss from operations	(1,640,674)	(776,605)

Other (expense) income
Interest expense	(2,521,627)	(13,770)
Change in derivative liability	950,245	22,440
Total other (expense) income	(1,571,382)	8,670

Net loss from continuing operations before provision for income taxes	(3,212,056)	(767,935)
Provision for income taxes	(4,491)	(4,491)
Net loss from continuing operations	(3,216,547)	(772,426)

Discontinued operations:
Income from discontinued operations, net of income taxes	-	484,420

Net loss	$(3,216,547)	$(288,006)

Net loss per share, continuing operations, basic and diluted	$(0.02)	$(0.01)
Net income per share, discontinued operations, basic and diluted	$-	$0.01
Net loss per share, basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	160,066,779	61,535,442

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	June 30,	June 30,
	2013	2012
		(Restated)
Cash flows from operating activities
Net loss	$(3,216,547)	$(288,006)
Income from discontinued operations		(484,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,434	160
Amortization of discounts on note payable	2,305,550	3,628
Amortization of debt offering costs	155,391	-
Deferred tax provision	4,491	4,491
Change in value of derivative liability	(950,245)	(22,440)
Stock issued and subscribed for services	400,905	394,227
Stock option compensation	-	20,131
Warrants issued for services	221,789	-

Changes in operating assets and liabilities:
Other current assets	20,531	15,500
Other assets	(3,349)	-
Liabilities of discontinued operations, net	(109,000)	(89,392)
Accounts payable and accrued expenses	104,303	3,021

Net cash used in operating activities	(1,064,747)	(443,100)

Cash flows from investing activities
Purchases of property and equipment	(107,565)	(14,596)
Net cash used in investing activities	(107,565)	(14,596)

Cash flows from financing activities
Proceeds from sale of stock	-	1,190,000
Proceeds from convertible notes payable	880,000	-
Payments on note payable	-	(25,000)

Net cash provided by financing activities	880,000	1,165,000

Net change in cash	(292,312)	707,304
Cash, beginning of the period	1,262,615	53,632
Cash, end of the period	$970,303	$760,936

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,944
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued for debt	$270,911	$559,200
Stock issued for reduction of liabilities from discontinued operations	$-	$156,239

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED FINANCIAL STATEMENTS
 (Unaudited)

(1)           Organization and basis of presentation

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Railway Express, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2014 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had no revenue, a net loss of $3,216,547 for the three months ended June 30, 2013 and an accumulated deficit of $21,792,170 through June 30, 2013, as well as outstanding convertible notes payable of $2,405,000 which are payable on February 1, 2014.  Management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company estimates that it will need to obtain $10 million in additional capital to begin operations of its planned train service. The Company intends to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for railcar purchase, design, refurbishment and outfitting for the National Routes beginning October 2013. The North Las Vegas depot design and construction, lease payments on the North Las Vegas depot site, Union Pacific Railroad (“UP”)capital infrastructure improvements of approximately $56 million  and the procurement of 24 railcars designed specifically for the Las Vegas route are planned to be paid for through a Railroad Rehabilitation & Improvement Financing (“RRIF”) loan from FRA. The Company estimates that the operating capital generated from the National Routes would fund the operating costs of the deployment of the Las Vegas route. The RRIF loan will pay for the infrastructure improvements required on that route.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Restatements:

The accompanying condensed financial statements for the three months ended June 30, 2012 have been restated to reflect a correction relating to certain warrants and notes payable outstanding which contained elements that qualified them as derivative liabilities.  Accordingly, the Company obtained a third party valuation of the warrants and embedded derivatives and reclassified them as derivative liabilities.  As a result, the Company recorded the change in the fair value of the derivative liabilities as a component of the condensed statement of operations.  The Company also made corrections to stock-based compensation, as well as its deferred income tax provision.

The impact of the restatements described above is as follows.

For the three months ended June 30, 2012:
	As Previously
	Reported	Adjustments	Restated

Compensation and payroll taxes	$326,115	$238,727	$564,842
Selling, general and administrative	89,738	-	89,738
Professional fees	148,365	(26,500)	121,865
Depreciation expense	160	-	160
Total expenses	564,378	212,227	776,605

Loss from operations	(564,378)	(212,227)	(776,605)
Interest expense	(10,553)	(3,217)	(13,770)
Change in derivative liability	-	22,440	22,440
Total other income (expense)	(10,553)	19,223	8,670
Net loss from continuing operations before tax provision	(574,931)	(193,004)	(767,935)
Provision for income taxes	-	(4,491)	(4,491)
Net loss from continuing operations	(574,931)	(197,495)	(772,426)
Discontinued operations:
Income from discontinued operations, net of income tax	484,420	-	484,420
Net loss	$(90,511)	$(197,495)	$(288,006)

 (2)           Summary of Significant Accounting Policies

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

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the “Intangibles – Goodwill and Other” topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the three months ended June 30, 2013, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Deposit with Union Pacific:

On November 8, 2012, the Company signed an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada.  In connection with this agreement, the Company made an earnest money deposit of $600,000 and is required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before October 31, 2013.  Failure to meet the conditions specified in the agreement will result in the Company losing the $600,000 deposit.

Income Taxes:

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

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net it with its net operating loss carryforward and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at June 30, 2013 (unaudited) and March 31, 2013 was $60,405 and $55,914, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of June 30, 2013 and March 31, 2013, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three months ended June 30, 2013 and 2012 as the amounts are anti-dilutive.  As of June 30, 2013, the Company had 2,000,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of June 30, 2013, the Company also had convertible debt of $2,405,000 that is convertible into 48,100,000 shares of common stock which was excluded from the computation.  As of June 30, 2013, the Company had 82,449,842 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no options or warrants granted during the three months ended June 30, 2013 or 2012 that were valued used in the Black-Scholes model.

Certain warrants qualify as derivative instruments and are valued using the binomial lattice method. See discussion below regarding accounting for derivative liabilities.

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of the 200 million authorized under the Company’s certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to February 13, 2013 are derivative liabilities.

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

New Accounting Pronouncements:

There are no recent accounting pronouncements that management believes will have a material impact on the Company's present or future consolidated financial statements

(3)            Property and Equipment

Property and equipment consisted of the following.

	June 30,	March 31,
	2013	2013
	(Unaudited)

Office equipment	$51,458	$40,921
Software	30,167	14,192
Transportation equipment under construction	435,610	354,557

	517,235	409,670

Less: accumulated depreciation	(17,315)	(15,881)

	$499,920	$393,789

(4)           Notes payable

A summary of outstanding notes payable is as follows:

	June 30,	March 31,
	2013	2013
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012. The Company is in default on this note.	13,333	13,333

Total outstanding notes payable	$13,333	$13,333

As of June 30, 2013, the Company is in default on the above note payable for $13,333.  As of June 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

(5)           Convertible Notes Payable

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

During the three months ended June 30, 2013, the Company issued additional Convertible Notes to investors for additional proceeds of $880,000, with the same terms as described above.  During the three months ended June 30, 2013, the debt holders converted $270,000 of outstanding principal and $911 of accrued interest into 5,417,756 shares of common stock pursuant to the original terms in the agreements.  As of June 30, 2013, the remaining principal balance of convertible notes payable amounted to $2,405,000, including $50,000 outstanding to a Director of the Company.

The Company does not have sufficient authorized shares to cover the conversion feature of the convertible notes.  The conversion feature of the Convertible Notes issued on and after February 13, 2013 created a derivative liability for the Company. See Note 6, Derivative Instruments. The beneficial conversion feature of the notes issued prior to February 13, 2013 was recorded as a discount to the notes based on its intrinsic value.

In connection with the Convertible Notes, the Company granted an aggregate of 53,600,000 (including 17,600,000 during the three months ended June 30, 2013) warrants to purchase additional shares of common stock at an exercise price of $0.10 per share and a contractual life of 3 years.  Of the 17,600,000 warrants granted during the three months ended June 30, 2013, 1,000,000 were granted to a Director of the Company.  The Company does not have sufficient authorized shares to cover the warrants.  As a result, the warrants issued during the three months ended June 30, 2013 were determined to be derivative liabilities which resulted in additional derivative liabilities of $1,372,237.  See Note 8, Derivative Instruments.

The value of the derivative liabilities and discounts created through the issuance of the Convertible Notes and warrants during the three months ended June 30, 2013 as described above exceeded the proceeds of the Convertible Notes by $1,401,191. This excess was recorded as interest expense on the issuance dates of each note and warrant during the three months ended June 30, 2013.

The following summarizes the book value of the convertible notes payable outstanding as of June 30, 2013 and March 31, 2013.

	June 30,	March 31,
	2013	2013
	(Unaudited)

Principal balance of convertible notes payable outstanding	$2,405,000	$1,795,000

Less: discount on convertible notes payable	(1,654,599)	(1,678,958)

Convertible notes payable, net	$750,401	$116,042
.

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2014	$2,405,000
Total	$2,405,000

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.  During the three months ended June 30, 2013, the Company capitalized an additional $521,351 of debt issuance costs, including the fair value of 4,760,000 warrants issued on April 29, 2013 as commission.  Amortization of these capitalized debt issuance costs amounted to $155,391 for the three months ended June 30, 2013, which is reflected as interest expense on the accompanying statement of operations.  As of June 30, 2013 and March 31, 2013, the remaining amount of capitalized debt issuance costs amounted to $497,760 and $116,329, respectively, which are included as a component of other current assets on the accompanying consolidated balance sheets.

(6)           Derivative Instruments

Excess Shares

In connection with the private placement of Convertible Notes beginning in February 2013 (see Note 5), the Company became contingently obligated to issue shares of common stock in excess of the 200 million shares authorized under the Company’s certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split or anti-dilution, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to February 13, 2013 are classified as derivative liabilities.

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

The derivative liability, as it relates to the different instruments, is shown in the following table.
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$1,663,394	$1,518,143	$3,181,537	$134,791	$35,708	$170,499
Additional issuances	2,472,282	1,364,711	3,836,993	-	-	-
Exercised/converted	-	(266,459)	(266,459)	-	(29,439)	(29,439)
Change in derivative liability	22,441	(972,686)	(950,245)	(22,440)	-	(22,440)
Ending balance, June 30	$4,158,117	$1,643,709	$5,801,826	$112,351	$6,269	$118,620

The derivative liability was valued using the binomial lattice method with the following inputs.

	Three	Three
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012

Expected life in years	0.59 - 4.43 years	0.17 - 4.28 years
Stock price volatility	112.3% - 270.1%	48.5% - 191.6%
Discount rate	0.09% - 1.20%	0.07% - 0.61%
Expected dividends	None	None
Forfeiture rate	0%	0%

(7)             Equity

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

During the three months ended June 30, 2013, the Company issued an aggregate of 5,417,756 shares of common stock for the conversion of $270,911 in convertible notes payable and accrued interest.  This included 4,000,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.  During the three months ended June 30, 2012 the Company issued an aggregate of 9,808,773 of common stock as payment of $715,439 of outstanding notes payable and accrued interest.

During the three months ended June 30, 2013, the Company issued an aggregate of 2,590,000 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $318,550.  During the three months ended June 30, 2012, the Company issued an aggregate of 2,500,000 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $182,000.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the three months ended June 30, 2013, the Company issued 196,468 shares of common stock for the exercise of warrants.  There were no warrants exercised during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Company issued 23,600,000 shares of common stock as part of a private placement for total proceeds of $1,190,000.  There were no shares sold during the three months ended June 30, 2013.

Warrants
During the three months ended June 30, 2013, the Company issued an aggregate of 17,600,000 warrants in connection with the Convertible Notes issued during the period, as well as 4,760,000 warrants for the payment of commissions associated with acquiring the Convertible Notes.  These warrants have been accounted for as derivative liabilities (see Note 6).

During the three months ended June 30, 2013, the Company issued an additional 2,000,000 warrants as payment of directors’ services.  The warrants have been accounted for as derivative liabilities (see Note 6).

There were no warrants issued during the three months ended June 30, 2012.

(8)             Stock Option Plan:

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

As of June 30, 2013, the Company had 2,000,000 options outstanding at an exercise price of $0.50 per share.  These options were fully vested as of March 31, 2013, and therefore there no further compensation cost was recorded during the three months ended June 30, 2013.  Stock option compensation cost recorded during the three months ended June 30, 2012 amounted to $20,131.  No options were granted or exercised during the quarters ended June 30, 2013 and 2012.  The outstanding options will expire in November 2018.

(9)             Discontinued Operations:

Prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented.  During the three months ended June 30, 2013 and 2012, the Company had net income from discontinued operations of $0 and $484,420, respectively, which resulted from the write down of payables.

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets:

	June 30,	March 31,
	2013	2013
	(Unaudited)

Notes payable, related party	$85,041	$194,041
	$85,041	$194,041

The Company entered into forbearance agreements with investors holding the notes that are included in liabilities to be disposed of.  The new notes call for monthly payments and to be repaid in full by December 31, 2013.

(10)          Subsequent Events

On July 1, 2013 and July 22, 2013 the Company issued 750,000 shares of common stock for consulting services.

On July 16, 2013 the Company was granted an extension with respect to meeting certain conditions under its operating agreement with the Union Pacific Railroad to October 31, 2013. All other conditions remain in place.

On July 17, 2013 the Company issued 2,000,000 restricted shares of common stock to employees per employment agreements.

On August 2, 2013 the Company issued 1,000,000 restricted shares of common stock for consulting services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on July 1, 2013.

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

Business Overview

Our company, Las Vegas Railway Express, Inc., was funded on the vision of establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area using existing railroad tracks and specialized rail cars that have been refurbished to resemble a casino style motif. This has been the center point of our business plan using existing freight railroad lines. The development concept is to provide a Las Vegas style experience on the trains. We have acquired a series of 16 passenger railcars under an agreement with Transportation Management Services, which has provided the Company with 16 bi-level passenger cars with a total capacity of 756 passengers. Passengers will board our trains in Los Angeles and make stop in Fullerton, approximately30 miles away, before continuing non-stop to Las Vegas. We are constructing a new depot station in North Las Vegas, 3 miles from downtown. Passengers will be able to book their tickets via Amtrak’s national ticketing network as well as through our website. We will also book rooms, outings, shows and the like for our passengers.

The Company has also identified eight routes similar to the LA to Las Vegas route, currently served by Amtrak trains, which originate from a metropolitan area and have a segment of the route, which passes through a casino/resort destination or to another metropolitan area. The Company will construct its Vegas Class cars for each route, which it will couple up to the Amtrak trains and will serve as a First Class option for current Amtrak travelers. The Company will pay a fee to Amtrak to haul the cars and to couple and uncouple them at the destinations. This is a common practice with Amtrak through its Charter Group and requires no master agreement or agreements with railroad companies. The origination and destination stations along the various routes already exist, so the Company will not need to construct any station facilities in order to operate these routes. The Company has executed a Memorandum of Understanding, or MOU, with AMTRAK for haulage of the cars outlining duties and responsibilities of each party, subject to execution of a definitive agreement.

Our core business plan emanates from a regional transportation feasibility study published in 2007, which suggested that a well-run rail service between Los Angeles and Las Vegas could garner up to 30% of the approximately 12 million passengers who regularly drive between these two metropolitan areas. See: www.rtcsouthernnevada.com. We believe that with our current business plan, we would be able to break-even, on an operating basis, with approximately 1.5% of that overall market. In addition, a market study done by RL Banks outlines eight other routes with similar demographics to the X Train LA/Las Vegas route. We believe the operating model we will use on the LA/Las Vegas route is replicable on the other eight routes with similar potential financial results.

Over the last 18 months, we have been engaged in activities designed to secure the necessary rights, equipment and facilities required to commence commercial service on the LA to Las Vegas route in 2014. These include: securing operating rights to run our trains over tracks owned by private railroads; obtaining the capability to operate train equipment safely and in conformity with applicable government regulations; purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort; and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. In addition, we have had discussions with Amtrak regarding coupling our casino style consists up to their existing passenger trains on the routes we have identified. Based on these discussions, we believe this arrangement, under which we would pay the going rate fee for such accommodation, will be acceptable to Amtrak

We have entered into an MOU with Amtrak for managing the operation of the train.

We have executed a Memorandum of Understanding with the City of Fullerton for use of their station for a Southern California station of the LA/Las Vegas service. The Company’s common stock is currently quoted on the OTCQB under the symbol “XTRN”. The company website is www.vegasxtrain.com. The contents of this website are not incorporated into this Report.

The Company maintains offices at 6650 Via Austi Parkway, Suite 140, Las Vegas, Nevada 89119.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to impairment of goodwill, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances.  Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Intangible and Long-Lived Assets:

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill.

Stock-Based Compensation:

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

If the Company issues stock for services which are performed over a period of time, the Company records the value paid in the equity section of the Company’s financial statements as it is a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of the 200 million authorized under the Company’s certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash.  This condition creates derivative liabilities in relation to dilutive securities.

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

New Accounting Pronouncements:

There are no recent accounting pronouncements that management believes will have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

The following is a comparison of the consolidated results of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,	June 30,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$849,329	$564,842	$284,487	50.4%
Selling, general and administrative	208,123	89,738	118,385	131.9%
Professional fees	581,788	121,865	459,923	377.4%
Depreciation expense	1,434	160	1,274	796.3%
Total expenses	1,640,674	776,605	864,069	111.3%

Loss from continuing operations	(1,640,674)	(776,605)	(864,069)	111.3%

Other (expense) income
Interest expense	(2,521,627)	(13,770)	(2,507,857)	18212.5%
Change in derivative liability	950,245	22,440	927,805	4134.6%
Total other (expense) income	(1,571,382)	8,670	(1,580,052)	-18224.4%

Net loss from continuing operations before provision for income taxes	(3,212,056)	(767,935)	(2,444,121)	318.3%
Provision for income taxes	(4,491)	(4,491)	-	0.0%
Net loss from continuing operations	(3,216,547)	(772,426)	(2,444,121)	316.4%

Discontinued operations:
Income from discontinued operations, net of income taxes	-	484,420	(484,420)	-100.0%

Net loss	$(3,216,547)	$(288,006)	$(2,928,541)	1016.8%

Operating Expenses

Compensation expense increased by $284,487, or 50.4%, during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.  The increase in compensation expense during the quarter ended June 30, 2013 is related to the hiring of additional full-time employees and the additional board members as compared to the same period in 2012.  In addition, we issued warrants as compensation to Board members during the three months June 30, 2013 resulting in additional expenses of $221,789.  Selling, general and administrative expenses increased by $118,385, or 131.9%, during the quarter ended June 30, 2013 as compared to the same period in 2012 primarily due to increases in director and officers’ insurance and travel expenses related to raising capital.   Professional fees increased by $459,923, or 377.4%, during 2013 as compared to 2012 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds.

Other (Expense) Income

Interest expense increased by $2,507,857 during the quarter ended June 30, 2013 as compared to the same period in 2012.  The increase is due primarily to the increase in debt outstanding during the quarter ended June 30, 2013 due to the issuance of convertible notes payable from February 2013 through June 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the three months ended June 30, 2013 of $2,305,550.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense in 2013 of $155,391.   These amounts did not exist during the same period in 2012.

The change in the value of derivative liabilities amounted to $950,245 for the three months ended June 30, 2013 as compared to $22,440 for the same period of 2012.  The increase was primarily to the increase in derivative liabilities outstanding resulting from the issuance of convertible notes and warrants from February 2013 through June 2013.  The amounts are being treated as derivative liabilities as we became contingently obligated to issue shares of common stock in excess of the 200 million shares authorized under the Company’s certificate of incorporation.  This condition did not exist during the three months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $3,216,547 for the three months ended June 30, 2013 and an accumulated deficit of $21,792,170 through June 30, 2013, as well as outstanding convertible notes payable of $2,405,000 which are payable on February 1, 2014.  Management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company estimates that it will need to obtain a minimum of $10 million in additional capital to begin operations of its planned train service. The Company intends to raise these funds through the public or private sale of equity and/or debt securities.  There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for railcar purchase, design, refurbishment and outfitting, Las Vegas depot design and construction, lease payments, Union Pacific Railroad (“UP”) and BNSF Railway Company (“BNSF”) mileage fees, salaries and other professional fees and also information technology and corporate infrastructure development. In addition, we will need to pay approximately $56 million to UP to procure operating rights for the Company on the UP route between Daggett, CA and Las Vegas, NV. The Company plans to apply for a Railroad Rehabilitation & Improvement (“RRIF”) loan to secure the capital for the improvements on the Union Pacific Railroad.  RRIF funding may be used to acquire, improve or rehabilitate rail equipment or facilities, including track, components of track, bridges, yards, buildings and shops.

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

Description of Outstanding Debt

We have outstanding convertible notes payable of $2,405,000, which earn interest of 8% per annum and mature on February 1, 2014.  The outstanding principal and accrued interest are convertible into shares of common stock at a rate of $0.05 per share at the option of the debt holder.

We have an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of June 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2013 was $1,064,747 as compared to net cash used in operating activities for the three months ended June 30, 2012 of $443,100. The primary reasons for the differences between our net loss of $3,216,547 and net cash used in operating activities for the three months ended June 30, 2013 were amortization of discounts on convertible notes payable of $2,305,550, the non-cash stock issued for compensation and services of $440,905, and the non-cash issuance of warrants for services of $221,789, offset by a decrease in our derivative liabilities of $950,245.  The changes in assets and liabilities compared to 2012 related to the timing of payments for operating items, primarily payroll, as well as the payment of $109,000 of liabilities from discontinued operations.

Cash used in investing activities during the three months ended June 30, 2013 were expenditures of $107,565 for the purchase of property and equipment.  During the three months ended June 30, 2012, we had purchases of property and equipment of $14,569.

Net cash provided by financing activities was $880,000 for the three months ended June 30, 2013 consisting of proceeds from the issuance of convertible notes payable.  During the three months ended June 30, 2012, we had net cash provided by financing activities of $1,165,000, which represented $1,190,000 from the proceeds from the sale of common stock offset by repayments of $25,000 payment for a note payable.

Management currently believes that cash flows from current and future equity investments will be sufficient to meet the Company’s liquidity and capital needs at least through fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended June 30, 2013 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2013, the Company issued shares of its common stock as follows:

●	5,417,756 shares issued to convertible promissory notes holders for conversion of notes and accrued interest for a total value of $270,911.

●	1,590,000 shares issued for services of $103,550.

●	1,000,000 shares issued to Board of Director member per agreements.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company has an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of June 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

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

Date: August 14, 2013	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: August 14, 2013
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)