Form 10-Q
period 2013-09-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2013-11-12
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes [  ] No [X]

Number of outstanding shares of common stock as of November 12, 2013 was 178,907,262.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
Assets

Current assets
Cash	$47,474	$1,262,615
Other current assets	431,992	471,772
Total current assets	479,466	1,734,387

Property and equipment, net of accumulated depreciation	495,992	393,789

Other assets
Deposit with Union Pacific	-	600,000
Other assets	22,860	25,958
Goodwill	843,697	843,697
Total other assets	866,557	1,469,655
Total assets	$1,842,015	$3,597,831

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$13,333	$13,333
Accounts payable and accrued expenses	470,030	375,295
Derivative liability	2,294,077	3,181,537
Convertible notes payable, net of discount	1,390,265	116,042
Liabilities of discontinued operations	83,041	194,041
Total current liabilities	4,250,746	3,880,248
Deferred tax liability	64,945	55,914
Total liabilities	4,315,691	3,936,162

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 170,446,550 and 154,111,882 shares issued and outstanding as of September 30, 2013 (unaudited) and March 31, 2013, respectively	17,045	15,411
Additional paid-in capital	17,900,676	18,221,881
Accumulated deficit	(20,391,397)	(18,575,623)
Total stockholders' deficit	(2,473,676)	(338,331)
Total liabilities and stockholders' deficit	$1,842,015	$3,597,831

See accompanying notes to condensed financial statements.

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Operating Expenses:
Compensation and payroll taxes	$306,803	$544,671	$1,156,132	$1,109,513
Selling, general and administrative	869,459	163,659	1,077,582	253,397
Professional fees	362,721	421,600	944,509	543,465
Depreciation expense	1,928	365	3,362	525
Total expenses	1,540,911	1,130,295	3,181,585	1,906,900

Loss from operations	(1,540,911)	(1,130,295)	(3,181,585)	(1,906,900)

Other income (expense)
Interest expense	(1,013,666)	(2,326)	(3,535,293)	(16,096)
Change in derivative liability	3,959,890	(67,407)	4,910,135	(44,967)
Total other income (expense)	2,946,224	(69,733)	1,374,842	(61,063)

Net income (loss) from continuing operations before provision for income taxes	1,405,313	(1,200,028)	(1,806,743)	(1,967,963)
Provision for income taxes	(4,540)	(4,540)	(9,031)	(9,030)
Net income (loss) from continuing operations	1,400,773	(1,204,568)	(1,815,774)	(1,976,993)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	-	(3,914)	-	480,506

Net income (loss)	$1,400,773	$(1,208,482)	$(1,815,774)	$(1,496,487)

Net income (loss) per share, continuing operations, basic and diluted	$0.01	$(0.03)	$(0.01)	$(0.05)
Net income (loss) per share, discontinued operations, basic and diluted	$-	$(0.00)	$-	$0.01
Net income (loss) per share, basic and diluted	$0.01	$(0.03)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	164,739,606	42,535,350	163,621,088	42,039,980

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	September 30,	September 30,
	2013	2012
		(Restated)
Cash flows from operating activities
Net loss	$(1,815,774)	$(1,496,487)
Income from discontinued operations	-	480,506
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,362	525
Amortization of discounts on note payable	3,045,414	1,865
Amortization of debt offering costs	366,528	-
Impairment of Union Pacific deposit	600,000	-
Deferred tax provision	9,031	9,030
Change in value of derivative liability	(4,910,135)	44,967
Stock issued and subscribed for services	188,731	340,130
Stock option compensation	-	40,262
Warrants issued for services	386,498	77,138

Changes in operating assets and liabilities:
Other current assets	145,003	(1,905)
Other assets	3,098	-
Liabilities of discontinued operations, net	(111,000)	(587,756)
Accounts payable and accrued expenses	99,668	(23,351)

Net cash used in operating activities	(1,989,576)	(1,115,076)

Cash flows from investing activities
Purchases of property and equipment	(105,565)	(216,827)
Net cash used in investing activities	(105,565)	(216,827)

Cash flows from financing activities
Proceeds from sale of stock	-	2,282,000
Proceeds from exercise of warrants	-	9,000
Proceeds from convertible notes payable	880,000	-
Payments on note payable	-	(25,000)

Net cash provided by financing activities	880,000	2,266,000

Net change in cash	(1,215,141)	934,097
Cash, beginning of the period	1,262,615	53,632
Cash, end of the period	$47,474	$987,729

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,944
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued for debt	$374,933	$559,200
Stock issued for reduction of liabilities from discontinued operations	$-	$156,239

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had no revenue, a net loss of $1,815,774 for the six months ended September 30, 2013 and an accumulated deficit of $20,391,397 through September 30, 2013, as well as outstanding convertible notes payable of $2,305,000 which are payable on February 1, 2014.  As of September 30, 2013, the Company has a working capital deficit of $3,771,280.  Management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Due to a change in the business model of the Company and the elimination of capital expenditures for Union Pacific under its agreement of $67 million dollars for the Los Angeles to Las Vegas route, the Company no longer requires approximately $100 million in new financing. The Company’s focus is to begin deployment of its specialized upscale Club X style rail cars on existing Amtrak routes with leased and refurbished cars. As such, the Company estimates that it will need to obtain $1 million in additional capital to begin operations of its planned train service on these Amtrak routes. The Company intends to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for operating capital for the deployment of its Club X rail cars beginning December 2013 on an Amtrak existing route. The Company estimates that the operating capital generated from the deployment of its railcars on this route would fund the operating costs of the Company overhead going forward.

An alternative off balance sheet plan is being developed by private investors to fund the capital requirements for operations on the Los Angeles to Vegas route. This proposed private financing eliminates the Company’s burden to raise an additional $100 million in financing from Company equity thus dramatically reducing the operating capital required by the company to meet its business plan. There can be no assurance that the private financing for the Los Angeles to Las Vegas route from investors will be available to fund operations on this single route, if at all. If such funds are available, there can be no assurance that the terms of such funding will be acceptable to the Company.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Restatements:

The accompanying condensed financial statements for the three and six months ended September 30, 2012 have been restated to reflect a correction relating to accounting for warrants and notes payable outstanding which contained elements that qualified them as derivative liabilities as fair value instruments. Accordingly, the Company obtained a third party valuation of the warrants and embedded derivatives and reclassified them as derivative liabilities. As a result, the Company recorded the change in the fair value of the derivative liabilities as a component of the condensed statement of operations. The Company also made corrections to stock-based compensation, as well as its deferred income tax provision.

The impact of the restatements described above is as follows.

For the three months ended September 30, 2012:
	As Previously
	Reported	Adjustments	Restated

Revenues	$102	$(102)	$-

Cost of Sales	60	(60)	-

Gross Profit	42	(42)	-

Operating Expenses:
Compensation and payroll taxes	239,632	305,039	544,671
Selling, general and administrative	160,659	3,000	163,659
Professional fees	463,166	(41,566)	421,600
Depreciation expense	365	-	365
Total expenses	863,822	266,473	1,130,295

Loss from operations	(863,780)	(266,515)	(1,130,295)
Other income (expense)
Interest expense	(2,326)	-	(2,326)
Change in derivative liability	-	(67,407)	(67,407)
Total other income (expense)	(2,326)	(67,407)	(69,733)
Net loss from continuing operations before tax provision	(866,106)	(333,922)	(1,200,028)
Provision for income taxes	-	(4,540)	(4,540)
Net loss from continuing operations	(866,106)	(338,462)	(1,204,568)
Discontinued operations:
Loss from discontinued operations, net of income tax	(3,914)	-	(3,914)
Net loss	$(870,020)	$(338,462)	$(1,208,482)

For the six months ended September 30, 2012:
	As Previously
	Reported	Adjustments	Restated

Revenues	$102	$(102)	$-

Cost of Sales	60	(60)	-

Gross Profit	42	(42)	-

Operating Expenses:
Compensation and payroll taxes	565,747	543,766	1,109,513
Selling, general and administrative	253,397	-	253,397
Professional fees	608,531	(65,066)	543,465
Depreciation expense	525	-	525
Total expenses	1,428,200	478,700	1,906,900

Loss from operations	(1,428,158)	(478,742)	(1,906,900)
Other income (expense)
Interest expense	(12,879)	(3,217)	(16,096)
Change in derivative liability	-	(44,967)	(44,967)
Total other income (expense)	(12,879)	(48,184)	(61,063)
Net loss from continuing operations before tax provision	(1,441,037)	(526,926)	(1,967,963)
Provision for income taxes	-	(9,031)	(9,031)
Net loss from continuing operations	(1,441,037)	(535,957)	(1,976,994)
Discontinued operations:
Income from discontinued operations, net of income tax	480,507	-	480,507
Net loss	$(960,530)	$(535,957)	$(1,496,487)

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

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of the train business on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the “Intangibles – Goodwill and Other” topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the six months ended September 30, 2013, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Deposit with Union Pacific:

On November 8, 2012, the Company entered into an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada, subject to certain terms and conditions.  In connection with this agreement, the Company made an earnest money deposit of $600,000 and is required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before October 31, 2013.  Failure to meet the conditions specified in the agreement will result in the Company losing the $600,000 deposit.  The Company elected to terminate this agreement on October 31, 2013 (see note 10).  As a result, the Company has determined the $600,000 deposit is impaired and has expensed the amount during the quarter ended September 30, 2013 as a component of selling, general and administrative expenses.

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

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net the deferred tax liability against its net operating loss carryforward, and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at September 30, 2013 (unaudited) and March 31, 2013 was $64,945 and $55,914, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of September 30, 2013 and March 31, 2013, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Income (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and six months ended September 30, 2013 and 2012 as the amounts are anti-dilutive.  As of September 30, 2013, the Company had 2,000,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of September 30, 2013, the Company also had convertible debt of $2,305,000 that is convertible into 46,100,000 shares of common stock which was excluded from the computation.  As of September 30, 2013, the Company had 82,449,842 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no options or warrants granted during the three and six months ended September 30, 2013 or 2012 that were valued used in the Black-Scholes model.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to November 30, 2012 are derivative liabilities.

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

(3)            Property and Equipment

Property and equipment consisted of the following.

	September 30,	March 31,
	2013	2013
	(Unaudited)

Office equipment	$51,458	$40,921
Computer software	24,167	14,192
Transportation equipment under construction	439,610	354,557

	515,235	409,670

Less: accumulated depreciation	(19,243)	(15,881)

	$495,992	$393,789

 (4)           Notes payable

A summary of outstanding notes payable is as follows:

	September 30,	March 31,
	2013	2013
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum,payable on May 17, 2012. The Company is in default on this note.	$13,333	$13,333

Total outstanding notes payable	$13,333	$13,333

As of September 30, 2013, the Company is in default on the above note payable for $13,333.  As of September 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

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

During the six months ended September 30, 2013, the Company issued additional Convertible Notes to investors for additional proceeds of $880,000, with the same terms as described above.  During the six months ended September 30, 2013, the debt holders converted $370,000 of outstanding principal and $4,933 of accrued interest into 7,498,200 shares of common stock pursuant to the original terms in the agreements.  As of September 30, 2013, the remaining principal balance of convertible notes payable amounted to $2,305,000, including $50,000 outstanding to a Director of the Company.

The Company does not have sufficient authorized shares to cover the conversion feature of the convertible notes.  The conversion feature of the Convertible Notes issued on and after February 8, 2013 created a derivative liability for the Company. See Note 6, Derivative Instruments.

In connection with the Convertible Notes, the Company granted an aggregate of 53,600,000 (including 17,600,000 during the six months ended September 30, 2013) warrants to purchase additional shares of common stock at an exercise price of $0.10 per share and a contractual life of 3 years.  Of the 17,600,000 warrants granted during the six months ended September 30, 2013, 1,000,000 were granted to a Director of the Company.  The Company does not have sufficient authorized shares to satisfy the exercise of these warrants.  As a result, the warrants issued during the six months ended September 30, 2013 were determined to be derivative liabilities which resulted in additional derivative liabilities of $1,372,237.  See Note 6, Derivative Instruments.

The value of the derivative liabilities and discounts created through the issuance of the Convertible Notes and warrants during the six months ended September 30, 2013 as described above exceeded the proceeds of the Convertible Notes by $1,401,191. This excess was recorded as interest expense on the issuance dates of each note and warrant during the six months ended September 30, 2013.

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2013 and March 31, 2013.

	September 30,	March 31,
	2013	2013
	(Unaudited)

Principal balance of convertible notes payable outstanding	$2,305,000	$1,795,000

Less: discount on convertible notes payable	(914,735)	(1,678,958)

Convertible notes payable, net	$1,390,265	$116,042

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2014	$2,305,000
Total	$2,305,000

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.  During the six months ended September 30, 2013, the Company capitalized an additional $521,351 of debt issuance costs, including the fair value of 4,760,000 warrants issued on April 29, 2013 as commission.  Amortization of these capitalized debt issuance costs amounted to $211,137 and $366,528 for the three and six months ended September 30, 2013, respectively, which is reflected as interest expense on the accompanying statement of operations.  As of September 30, 2013 and March 31, 2013, the remaining amount of capitalized debt issuance costs amounted to $271,152 and $116,329, respectively, which are included as a component of other current assets on the accompanying consolidated balance sheets.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to November 30, 2013 are classified as derivative liabilities.

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

The derivative liability, as it relates to the different instruments, is shown in the following table.

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$1,663,394	$1,518,143	$3,181,537	$134,791	$35,708	$170,499
Additional issuances	2,961,925	1,364,711	4,326,636	54,035	-	54,035
Exercised/converted	-	(303,961)	(303,961)	(172,591)	(29,439)	(202,030)
Change in derivative liability	(2,630,493)	(2,279,642)	(4,910,135)	44,967	-	44,967
Ending balance, September 30	$1,994,826	$299,251	$2,294,077	$61,202	$6,269	$67,471

The derivative liability was valued using the binomial lattice method with the following inputs.

	Six	Six
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012

Expected life in years	0.38 - 9.41 years	0.17 - 5.04 years
Stock price volatility	112.3% - 273.7%	47.5% - 191.6%
Discount rate	0.03% - 2.47%	0.07% - 0.63%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

During the six months ended September 30, 2013, the Company issued an aggregate of 7,498,200 shares of common stock for the conversion of $374,933 in convertible notes payable and accrued interest.  This included 4,000,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.  During the six months ended September 30, 2012, the Company issued an aggregate of 14,140,995 of common stock as payment of $932,050 of outstanding notes payable and accrued interest.

During the six months ended September 30, 2013, the Company issued an aggregate of 8,640,000 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $188,731.  During the six months ended September 30, 2012, the Company issued an aggregate of 4,212,357 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $340,130.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the six months ended September 30, 2013 and 2012, the Company issued 196,468 and 900,000 shares of common stock, respectively, for the exercise of warrants.

During the six months ended September 30, 2012, the Company issued 45,640,000 shares of common stock as part of a private placement for total proceeds of $2,282,000.  There were no shares sold during the six months ended September 30, 2013.

Warrants
During the six months ended September 30, 2013, the Company issued an aggregate of 17,600,000 warrants in connection with the Convertible Notes issued during the period, as well as 4,760,000 warrants for the payment of commissions associated with acquiring the Convertible Notes.  These warrants have been accounted for as derivative liabilities (see Note 6).

During the six months ended September 30, 2013, the Company issued an additional 2,000,000 warrants as payment of directors’ services.  The warrants have been accounted for as derivative liabilities (see Note 6).

There were no warrants issued during the six months ended September 30, 2012.

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

As of September 30, 2013, the Company had 2,000,000 options outstanding at an exercise price of $0.50 per share.  These options were fully vested as of March 31, 2013, and therefore there no further compensation cost was recorded during the six months ended September 30, 2013.  Stock option compensation cost recorded during the six months ended September 30, 2012 amounted to $40,262.  No options were granted or exercised during the six months ended September 30, 2013 and 2012.  The outstanding options will expire in November 2018.

(9)             Discontinued Operations:

Prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented.  During the six months ended September 30, 2013 and 2012, the Company had net income from discontinued operations of $0 and $480,506, respectively, which resulted from the write down of payables.

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets:

	September 30,	March 31,
	2013	2013
	(Unaudited)

Notes payable, related party	$83,041	$194,041
	$83,041	$194,041

The Company entered into forbearance agreements with investors holding the notes that are included in liabilities to be disposed of.  The new notes call for monthly payments and to be repaid in full by December 31, 2013.

(10)          Subsequent Events

In October 2013, the Company entered into a promissory note which provides for the Company to borrow up to $350,000 in principal.  Upon closing of the agreement, the Company borrowed $100,000.  Outstanding borrowings mature two years from the effective date of each payment.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to $0.045 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date.

On October 11, 2013, the Company extended its Memorandum of Understanding (“MOU”) with the City of Fullerton for another six months.

On October 1, 2013, the Company entered into stock purchase agreement with Gilbert H. Lamphere, our director, where he purchased 7,000,000 shares of common stock for an aggregate purchase price of $175,000 ($0.025 per share).

During October 2013, the Company issued 1,460,712 shares of common stock for the conversion of outstanding convertible notes of $70,000 plus accrued interest of $3,035.

On October 31, 2013, the Company opted to terminate its operating agreement with Union Pacific Railroad which required the Company to operate as an independent train between Los Angeles and Las Vegas. The agreement called for a capital contribution to Union Pacific of $57 million dollars as well as approximately $9 million to be paid in cash up front by the Company.  The $67 million capital requirement is eliminated with the termination of the Union Pacific agreement thus relieving the Company of the requirement to raise this capital out of its equity, which was the previous plan. An alternative off balance sheet plan is being developed by private investors to fund the capital requirements for operations of the Los Angeles to Vegas route. No funds are required from the Company to effect this financing.

The Company also has filed to effect its shareholder approved 20:1 reverse split.  The Company expects this reverse split to become effective prior to the quarter ended December 31, 2013.  Effecting this reverse split will eliminate a portion of the derivative liability currently stated on the Company’s balance sheet due to the excess of shares to be issued without sufficient authorized shares.

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

Business Overview

Our company, Las Vegas Railway Express, Inc., dba The X Train, was founded on the vision of establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area using existing railroad tracks and specialized rail cars that have been refurbished to resemble a casino style motif. These specialty cars would be attached to an existing regularly scheduled Amtrak train running between Los Angeles and Las Vegas and offer a First Class option to travelers much like the Pullman Car Company did for passenger rail travel in the 1880’s. That concept of offering a first class service option has an application to Amtrak trains across the country. Amtrak runs mostly commuter type train service and does not offer a first class option on most of its routes in the US. There is a market demand for a first class option to commuter rail service on multiple routes here in the US. It is upon this model that the Company has focused its resources. The X Train continues to pursue the Los Angeles to Vegas route, but that corridor has more complicated logistics and financial requirements which may take several years to complete. For that reason, we have bifurcated our business plan into two segments. First is the deployment of a first class option on existing Amtrak trains connecting to metropolitan areas. The second is working diligently with Amtrak to re establish service on the Los Angeles to Vegas corridor which has been in the planning stage since 2010.  Once established and operational, X Train cars would be attached to Amtrak’s train offering a first class option to Amtrak riders on the Los Angeles/Vegas route, just as it does with existing Amtrak routes.

The Company has also identified several routes, currently served by Amtrak trains, which originate from a metropolitan area and have a segment of the route, which passes through another metropolitan area. The Company will construct its Club X cars for each route, which it will couple up to the Amtrak trains and will serve as a First Class option for current Amtrak travelers. The Company will pay a fee to Amtrak to haul the cars and to couple and uncouple them at the destinations. This is a common practice with Amtrak through its Private Car Group and requires no master agreement or agreements with railroad companies. The origination and destination stations along the various routes already exist, so the Company will not need to construct any station facilities in order to operate these routes. Operations on the first scheduled route, is planned to commence December 2, 2013. Subsequent routes will follow with a similar deployment format. We have acquired a series of 16 passenger railcars owned outright by the Company as well as two leased cars acquired through an agreement with Mid America leasing Company. These cars are planned for use in the deployment of cars on our routes.

The re establishment of the Los Angeles to Vegas corridor requires the approvals of the Class 1 railroads of the Union Pacific Railroad and that of the BNSF Railroad to allow Amtrak to start service on this corridor again. Over the last 18 months, we have been engaged in activities designed to secure the necessary rights, equipment and facilities required to commence commercial service on the Los Angeles to Las Vegas route in 2014. These include: securing operating rights to run our trains over tracks owned by private railroads with Amtrak; obtaining the capability to operate train equipment safely and in conformity with applicable government regulations; purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort; and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas. In addition, we have had discussions with Amtrak regarding coupling our casino style consists up to the new service of passenger trains on the LA to Vegas route we have identified. Based on these discussions, we believe this arrangement, under which we would pay the going rate fee for such accommodation, will be acceptable to Amtrak. Under this provision, X Train would not be required to make any capital improvements to existing railroads as that would be the responsibility of the operator, Amtrak. X Train would enter into a lease agreement to build a Las Vegas station facility for the Amtrak trains which would be operated by X Train. The station facility is to be located in North Las Vegas on a parcel owned by the City of North Las Vegas comprising some 20 acres.

We have executed a Memorandum of Understanding with the City of Fullerton for use of their station for a Southern California station of the LA/Las Vegas service, which was extended in October 2013 for an additional 6 months.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to February 8, 2013 are derivative liabilities.

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

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

The following is a comparison of the consolidated results of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$306,803	$544,671	$(237,868)	-43.7%
Selling, general and administrative	869,459	163,659	705,800	431.3%
Professional fees	362,721	421,600	(58,879)	-14.0%
Depreciation expense	1,928	365	1,563	428.2%
Total expenses	1,540,911	1,130,295	410,616	36.3%

Loss from continuing operations	(1,540,911)	(1,130,295)	(410,616)	36.3%

Other income (expense)
Interest expense	(1,013,666)	(2,326)	(1,011,340)	43479.8%
Change in derivative liability	3,959,890	(67,407)	4,027,297	-5974.6%
Total other income (expense)	2,946,224	(69,733)	3,015,957	-4325.0%

Net income (loss) from continuing operations before provision for income taxes	1,405,313	(1,200,028)	2,605,341	-217.1%
Provision for income taxes	(4,540)	(4,540)	-	0.0%
Net income (loss) from continuing operations	1,400,773	(1,204,568)	2,605,341	-216.3%

Discontinued operations:
Income from discontinued operations, net of income taxes	-	(3,914)	3,914	-100.0%

Net income (loss)	$1,400,773	$(1,208,482)	$2,609,255	-215.9%

Operating Expenses

Compensation expense decreased by $237,868, or 43.7%, during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.  The decrease is primarily due to a reversal of $302,619 in previously recorded stock based compensation costs relating to milestones defined in the employment agreements of certain key employees, which called for the issuance of stock upon certain operational goals being achieved.  Given the change in our business plan in the current quarter, it was considered doubtful these milestones would ever be achieved.  As a result, these amounts were reversed during the quarter ended September 30, 2013.  The overall decrease in compensation expense was offset by increases related to the hiring of additional full-time employees and the additional board members as compared to the same period in 2012.  Selling, general and administrative expenses increased by $705,800, or 431.3%, during the quarter ended September 30, 2013 as compared to the same period in 2012 primarily due to the impairment of our deposit with Union Pacific of $600,000 resulting from the termination of our agreement with them in October 2013, as well as increases in director and officers’ insurance and travel expenses related to raising capital.   Professional fees decreased by $58,879, or 14.0%, during the quarter ended September 30, 2013 as compared to 2012 due primarily to the hiring of additional employees, thus cutting back on consulting expenses.

Other Income (Expense)

Interest expense increased by $1,011,340 during the quarter ended September 30, 2013 as compared to the same period in 2012.  The increase is due primarily to the increase in debt outstanding during the quarter ended September 30, 2013 as compared to 2012 due to the issuance of convertible notes payable from February 2013 through June 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the three months ended September 30, 2013 of $739,864.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense in 2013 of $211,137.   These amounts did not exist during the same period in 2012.

The change in the value of derivative liabilities amounted to $3,959,890 for the three months ended September 30, 2013 as compared to ($67,407) for the same period of 2012.  The increase was primarily to the increase in derivative liabilities outstanding resulting from the issuance of convertible notes and warrants from February 2013 through June 2013.   The amounts are being treated as derivative liabilities as we became contingently obligated to issue shares of common stock in excess of the 200 million shares authorized under the Company’s certificate of incorporation.  This condition did not exist during the three months ended September 30, 2012.  Between June 30, 2013 and September 30, 2013, the fair value per share of our common stock decreased from $0.08 to $0.04.  As a result, the fair value of the derivative liabilities decreased as well.

Results of Operations for the Six Months Ended September 30, 2013 as Compared to the Six Months Ended September 30, 2012

The following is a comparison of the consolidated results of operations for the six months ended September 30, 2013 and 2012.
	Six Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$1,156,132	$1,109,513	$46,619	4.2%
Selling, general and administrative	1,077,582	253,397	824,185	325.3%
Professional fees	944,509	543,465	401,044	73.8%
Depreciation expense	3,362	525	2,837	540.4%
Total expenses	3,181,585	1,906,900	1,274,685	66.8%

Loss from continuing operations	(3,181,585)	(1,906,900)	(1,274,685)	66.8%

Other income (expense)
Interest expense	(3,535,293)	(16,096)	(3,519,197)	21863.8%
Change in derivative liability	4,910,135	(44,967)	4,955,102	-11019.4%
Total other income (expense)	1,374,842	(61,063)	1,435,905	-2351.5%

Net loss from continuing operations before provision for income taxes	(1,806,743)	(1,967,963)	161,220	-8.2%
Provision for income taxes	(9,031)	(9,030)	(1)	0.0%
Net loss from continuing operations	(1,815,774)	(1,976,993)	161,219	-8.2%

Discontinued operations:
Income from discontinued operations, net of income taxes	-	480,506	(480,506)	-100.0%

Net loss	$(1,815,774)	$(1,496,487)	$(319,287)	21.3%

Operating Expenses

Compensation expense increased by $49,619, or 4.2%, during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012.  The increase in compensation expense during the six months ended September 30, 2013 is related to the hiring of additional full-time employees and the additional board members as compared to the same period in 2012.  In addition, we issued warrants as compensation to Board members resulting in additional expenses of $221,789 during the six months ended September 30, 2013.  These increases were offset by a reversal of $302,619 in previously recorded stock based compensation costs relating to milestones defined in the employment agreements of certain key employees, which called for the issuance of stock upon certain operational goals being achieved.  Given the change in our business plan in the current quarter, it was considered doubtful these milestones would ever be achieved.  As a result, these amounts were reversed during the quarter ended September 30, 2013.  Selling, general and administrative expenses increased by $824,185, or 325.3%, during the six months ended September 30, 2013 as compared to the same period in 2012 primarily due to the impairment of our deposit with Union Pacific of $600,000 resulting from the termination of our agreement with them in October 2013, as well as increases in director and officers’ insurance and travel expenses related to raising capital.  Professional fees increased by $401,044, or 73.8%, during the six months ended September 30, 2013 as compared to 2012 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds, as well as $164,709 related to the amortization of expenses related to warrants issued to consultants.

Other Income (Expense)

Interest expense increased by $3,519,197 during the six months ended September 30, 2013 as compared to the same period in 2012.  The increase is due primarily to the increase in debt outstanding during the six months ended September 30, 2013 due to the issuance of convertible notes payable from February 2013 through June 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the six months ended September 30, 2013 of $3,045,414.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense in 2013 of $366,528.   These amounts did not exist during the same period in 2012.

The change in the value of derivative liabilities amounted to $4,910,135 for the six months ended September 30, 2013 as compared to ($44,967) for the same period of 2012.  The increase was primarily due to the increase in derivative liabilities outstanding resulting from the issuance of convertible notes and warrants from February 2013 through June 2013.  The amounts are being treated as derivative liabilities as we became contingently obligated to issue shares of common stock in excess of the 200 million shares authorized under the Company’s certificate of incorporation.  This condition did not exist during the six months ended September 30, 2012.  Between March 31, 2013 and September 30, 2013, the fair value per share of our common stock decreased from $0.10 to $0.04.  As a result, the fair value of the derivative liabilities decreased as well.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $1,815,774 for the six months ended September 30, 2013 and an accumulated deficit of $20,391,397 through September 30, 2013, as well as outstanding convertible notes payable of $2,305,000 which are payable on February 1, 2014.  As of September 30, 2013, the Company has a working capital deficit of $3,771,280.  Management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Due to a change in the business model of the Company and the elimination of capital expenditures for Union Pacific under its agreement of $67 million dollars for the Los Angeles to Las Vegas route, the Company no longer requires approximately $100 million in new financing. The Company’s focus is to begin deployment of its specialized upscale Club X style rail cars on existing Amtrak routes with leased and refurbished cars. As such, the Company estimates that it will need to obtain $1 million in additional capital to begin operations of its planned train service on these Amtrak routes. The Company intends to raise these funds through the public or private sale of equity and/or debt securities. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If the Company succeeds in raising such funds, it intends to use them for operating capital for the deployment of its Club X rail cars beginning December 2013 on an Amtrak existing route. The Company estimates that the operating capital generated from the deployment of its railcars on this route would fund the operating costs of the Company overhead going forward.

An alternative off balance sheet plan is being developed by private investors to fund the capital requirements for operations on the Los Angeles to Vegas route. This proposed private financing eliminates the Company’s burden to raise an additional $100 million in financing from Company equity thus dramatically reducing the operating capital required by the company to meet its business plan. There can be no assurance that the private financing for the Los Angeles to Las Vegas route from investors will be available to fund operations on this single route, if at all. If such funds are available, there can be no assurance that the terms of such funding will be acceptable to the Company.

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

Description of Outstanding Debt

We have outstanding convertible notes payable of $2,305,000, which earn interest of 8% per annum and mature on February 1, 2014.  The outstanding principal and accrued interest are convertible into shares of common stock at a rate of $0.05 per share at the option of the debt holder.

We have an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of September 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2013 was $1,989,576 as compared to net cash used in operating activities for the six months ended September 30, 2012 of $1,115,076.  The primary reasons for the differences between our net loss of $1,815,774 and net cash used in operating activities for the six months ended September 30, 2013 were amortization of discounts on convertible notes payable of $3,045,414, amortization of debt offering costs of $366,528, impairment of our deposit with Union Pacific of $600,000, the non-cash stock issued for compensation and services of $188,731, and the non-cash issuance of warrants for services of $386,498, offset by a decrease in our derivative liabilities of $4,910,135.  The changes in assets and liabilities compared to 2012 related to the timing of payments for operating items, primarily payroll, as well as the payment of $111,000 of liabilities from discontinued operations.

Cash used in investing activities during the six months ended September 30, 2013 were expenditures of $105,565 for the purchase of property and equipment.  During the six months ended September 30, 2012, we had purchases of property and equipment of $216,827 for the acquisition of transportation equipment.

Net cash provided by financing activities was $880,000 for the six months ended September 30, 2013 consisting of proceeds from the issuance of convertible notes payable.  During the six months ended September 30, 2012, we had net cash provided by financing activities of $2,266,000, which represented $2,282,000 in proceeds from the sale of common stock and $9,000 in proceeds from the exercise of warrants, offset by repayments of $25,000 payment for a note payable.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2013 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2013, the Company issued shares of its common stock as follows:

●	2,080,444 shares issued to convertible promissory notes holders for conversion of notes and accrued interest for a total value of $104,022.

●	6,050,000 shares issued for services of $244,500, including 3,000,000 shares issued in connection with employment agreements.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company has an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of September 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

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

Date: November 12, 2013	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: November 12, 2013
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)