Form 10-Q/A
period 2013-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-02-12
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report of LAS VEGAS RAILWAY EXPRESS, INC. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to amend CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350 filed as Exhibit 32.1 to correct the reference to the reporting period from “September 30, 2012” to “ June 20, 2013”.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: February 12, 2014	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: February 12, 2014
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)