Form 10-Q
period 2013-12-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-02-12
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

Number of outstanding shares of common stock as of February 12, 2014 was 9,219,708.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)
Assets

Current assets
Cash	$804,070	$1,262,615
Other current assets	137,501	471,772
Total current assets	941,571	1,734,387

Property and equipment, net of accumulated depreciation	673,248	393,789

Other assets
Deposit with Union Pacific	-	600,000
Other assets	22,655	25,958
Goodwill	843,697	843,697
Total other assets	866,352	1,469,655
Total assets	$2,481,171	$3,597,831

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$13,333	$13,333
Accounts payable and accrued expenses	489,248	375,295
Derivative liability	1,417,195	3,181,537
Convertible notes payable, net of discount	2,963,629	116,042
Liabilities of discontinued operations	-	194,041
Total current liabilities	4,883,405	3,880,248
Deferred tax liability	69,485	55,914
Total liabilities	4,952,890	3,936,162

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,965,705 and 7,705,584 shares issued and outstanding as of December 31, 2013 (unaudited) and March 31, 2013, respectively	897	770
Additional paid-in capital	23,841,467	18,236,522
Accumulated deficit	(26,314,083)	(18,575,623)
Total stockholders' deficit	(2,471,719)	(338,331)
Total liabilities and stockholders' deficit	$2,481,171	$3,597,831

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Operating Expenses:
Compensation and payroll taxes	$526,964	$1,492,873	$1,683,096	$2,602,385
Selling, general and administrative	212,512	210,436	1,290,094	463,875
Professional fees	509,427	500,067	1,453,936	1,043,532
Depreciation expense	1,928	600	5,290	1,125
Total expenses	1,250,831	2,203,976	4,432,416	4,110,917

Loss from operations	(1,250,831)	(2,203,976)	(4,432,416)	(4,110,917)

Other income (expense)
Interest income (expense)	(1,326,916)	14,158	(4,862,209)	4,496
Change in derivative liability	(3,340,399)	(65,791)	1,569,736	(20,824)
Total other income (expense)	(4,667,315)	(51,633)	(3,292,473)	(16,328)

Net loss from continuing operations before provision for income taxes	(5,918,146)	(2,255,609)	(7,724,889)	(4,127,245)
Provision for income taxes	(4,540)	(4,540)	(13,571)	(13,571)
Net loss from continuing operations	(5,922,686)	(2,260,149)	(7,738,460)	(4,140,816)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	-	(3,741)	-	476,766

Net loss	$(5,922,686)	$(2,263,890)	$(7,738,460)	$(3,664,050)

Net loss per share, continuing operations, basic and diluted	$(0.67)	$(0.38)	$(0.92)	$(0.85)
Net income (loss) per share, discontinued operations, basic and diluted	$-	$(0.00)	$-	$0.10
Net loss per share, basic and diluted	$(0.67)	$(0.38)	$(0.92)	$(0.76)
Weighted average number of common shares outstanding, basic and diluted	8,878,495	5,992,463	8,414,380	4,844,007

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(7,738,460)	$(3,664,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,290	1,125
Amortization of discounts on note payable	4,090,300	-
Amortization of debt offering costs	568,141	-
Impairment of Union Pacific deposit	600,000	-
Deferred tax provision	13,571	13,571
Change in value of derivative liability	(1,569,736)	20,824
Stock issued and subscribed for services	314,181	1,118,670
Stock option compensation	-	60,393
Warrants issued for services	468,852	1,181,071

Changes in operating assets and liabilities:
Other current assets	237,881	37,483
Other assets	3,303	(18,253)
Liabilities of discontinued operations, net	(194,041)	(584,014)
Accounts payable and accrued expenses	121,922	85,281

Net cash used in operating activities	(3,078,796)	(1,747,899)

Cash flows from investing activities
Purchases of property and equipment	(284,749)	(344,610)
Deposit with Union Pacific	-	(600,000)
Net cash used in investing activities	(284,749)	(944,610)

Cash flows from financing activities
Proceeds from sale of stock	175,000	2,282,000
Proceeds from exercise of warrants	-	9,000
Proceeds from notes payable	2,730,000	705,000
Payments on note payable	-	(25,000)

Net cash provided by financing activities	2,905,000	2,971,000

Net change in cash	(458,545)	278,491
Cash, beginning of the period	1,262,615	53,632
Cash, end of the period	$804,070	$332,123

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,444
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued to settle stock subscriptions	$-	$640,000
Stock issued for debt and accrued interest	$447,969	$1,547,051
Warrants issued for payment of property and equipment	$-	$12,763

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Effective on December 2, 2013, the Company executed a one-for-twenty reverse split of the Company’s issued and outstanding shares of common stock.  All references to number of shares and per share amounts included in this report give effect to the reverse stock split.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had no revenue, a net loss of $7,738,460 for the nine months ended December 31, 2013 and an accumulated deficit of $26,314,083 through December 31, 2013, as well as outstanding convertible notes payable of $2,235,000 which are payable on February 1, 2014 and outstanding convertible notes payable of $1,750,000 payable on June 30, 2014.  As of December 31, 2013, the Company has a working capital deficit of $3,941,834.  Management believes that it will need additional equity or debt financing to fully implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Due to a change in the business model of the Company and the elimination of capital expenditures for Union Pacific under its agreement of $67 million dollars for the Los Angeles to Las Vegas route, the Company is no longer seeking approximately $100 million in new financing. The Company’s focus is to begin deployment of its specialized upscale Club X style rail cars on existing passenger rail routes between selected cities in the United States with leased and refurbished cars.  The Company successfully completed a capital raise of $1.750 million from an institutional investor in November 2013.  These funds were in the form of a note and were secured by the assets of the Company. The Company intends to use them for operating capital for the deployment of its Club X rail cars beginning March 2014 on an existing route between Los Angeles and San Diego.

The Company is pursuing a means to run a charter train excursion service between Los Angeles to Las Vegas for special events being held in Las Vegas from time to time. The plan is to deploy Club X Train cars on the Los Angeles to Las Vegas route from time to time as a charter service and not regularly scheduled service. This service does not require the Company to pay for capital improvements to railroad infrastructure. This charter strategy is the primary approach to operating in the Los Angeles to Las Vegas corridor at this time.

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Amounts could materially change in the future.

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of Liberty Capital Asset Management on November 23, 2009.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the “Intangibles – Goodwill and Other” topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on its single reporting unit using the Company’s market capitalization (based on Level 1 inputs). For the nine months ended December 31, 2013, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets:

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets during the three or nine months ended December 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

Deposit with Union Pacific:

On November 8, 2012, the Company entered into an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada, subject to certain terms and conditions.  In connection with this agreement, the Company made an earnest money deposit of $600,000 and was required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before October 31, 2013.   The Company elected to terminate this agreement on October 31, 2013 as it no longer planned to operate on the Union Pacific Railroad Company as a regularly scheduled passenger train.  As a result, the Company determined the $600,000 deposit was impaired and expensed the amount during the quarter ended September 30, 2013 as a component of selling, general and administrative expenses.

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

The Company’s goodwill is deductible for tax but not for book. This difference creates a deferred tax liability, which cannot be matched with the Company’s deferred tax asset. As a result, the Company cannot net the deferred tax liability against its net operating loss carryforward, and therefore records a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at December 31, 2013 (unaudited) and March 31, 2013 was $69,485 and $55,914, respectively.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits.  As of December 31, 2013 and March 31, 2013, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Income (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and nine months ended December 31, 2013 and 2012 as the amounts are anti-dilutive.  As of December 31, 2013, the Company had 100,000 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive.  As of December 31, 2013, the Company also had convertible debt of $4,085,000 that is convertible into 4,846,111 shares of common stock which was excluded from the computation.  As of December 31, 2013, the Company had 4,422,492 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no options or warrants granted during the three and nine months ended December 31, 2013 that were valued used in the Black-Scholes model.  Assumptions used in in the Black-Scholes model to value warrants issued during the nine months ended December 31, 2012 are as follows.

	Nine	Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2013	2012

Expected life in years	NA	1.5 - 10 years
Stock price volatility	NA	171.0% - 286.0%
Risk free interest rate	NA	0.25% - 1.62%
Expected dividends	NA	None
Forfeiture rate	NA	0%

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to November 30, 2012 had been accounted for as derivative liabilities.

On December 2, 2013, the Company effected a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock shares.  As a result, the Company’s outstanding shares of common stock and common stock equivalents no longer exceeded the number of authorized shares.  As a result, as of December 2, 2013, these instruments that were accounted for as derivative liabilities were reclassified as equity.

The Company also has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and notes payable using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations (see Note 6).

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

New Accounting Pronouncements:

There are no recent accounting pronouncements that management believes will have a material impact on the Company's present or future financial statements.

(3)            Property and Equipment

Property and equipment consisted of the following.

	December 31,	March 31,
	2013	2013
	(Unaudited)

Office equipment	$56,518	$40,921
Computer software	24,167	14,192
Transportation equipment under construction	613,734	354,557

	694,419	409,670

Less: accumulated depreciation	(21,171)	(15,881)

	$673,248	$393,789

 (4)           Notes payable

A summary of outstanding notes payable is as follows:

	December 31,	March 31,
	2013	2013
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012. The Company is in default on this note.	$13,333	$13,333

Total outstanding notes payable	$13,333	$13,333

As of December 31, 2013, the Company is in default on the above note payable for $13,333.  As of December 31, 2013, there has been no demand made for repayment of the notes or accrued interest.

(5)           Convertible Notes Payable

During February and March 2013, the Company issued a series of convertible notes payable (the “Convertible Notes”) to investors for total proceeds of $1,900,000.  The Convertible Notes are convertible into shares of the Company’s common stock at $1.00 per share at the option of the debt holder.  The Convertible Notes bear interest at a rate of 8% per annum, and have a maturity date of February 1, 2014.  Prior to March 31, 2013, the debt holders converted $105,000 of outstanding principal into 105,000 shares of common stock.  As a result, as of March 31, 2013, the remaining gross principal balance of the Convertible Notes outstanding amounted to $1,795,000.

During the three and nine months ended December 31, 2013, the Company issued additional Convertible Notes to investors for additional proceeds of $0 and $880,000, respectively, with the same terms as described above.  During the nine months ended December 31, 2013, the debt holders converted $440,000 of outstanding principal and $7,946 of accrued interest into 447,946 shares of common stock pursuant to the original terms in the agreements.  As of December 31, 2013, the remaining principal balance of Convertible Notes amounted to $2,235,000, including $50,000 outstanding to a Director of the Company.

In connection with the Convertible Notes, the Company granted an aggregate of 2,680,000 (including 0 and 880,000 during the three and nine months ended December 31, 2013, respectively) warrants to purchase additional shares of common stock at an exercise price of $2.00 per share and a contractual life of 3 years.  Prior to the Company’s reverse stock split on December 2, 2013, the Company did not have sufficient authorized shares to satisfy the exercise of these warrants.  As a result, the warrants issued during the nine months ended December 31, 2013 were determined to be derivative liabilities which resulted in additional derivative liabilities of $1,372,237.  The conversion option associated with the Convertible Notes was bifurcated and also recorded as a derivative liability. See Note 6, Derivative Instruments.

The value of the derivative liabilities and discounts created through the issuance of the Convertible Notes and warrants during the nine months ended December 31, 2013 as described above exceeded the proceeds of the Convertible Notes by $1,574,193. This excess was recorded as interest expense on the issuance dates of each note and warrant during the nine months ended December 31, 2013.

On October 1, 2013, the Company entered into a promissory note which provides for the Company to borrow up to $350,000 in principal (the “Promissory Note”).  Upon closing of the agreement, the Company borrowed $100,000, which represents the outstanding amount as of December 31, 2013.  Outstanding borrowings mature two years from the effective date of each payment.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the “Note”), and warrants to purchase 300,000 shares of common stock (the “Warrants”), for an aggregate purchase price of $1,750,000. The Note matures on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.70, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  The Warrants have a five year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $1.00, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect.

The Company’s obligations under the Note are secured by substantially all of the Company’s assets pursuant to a security agreement, dated November 22, 2013 (the “Security Agreement”), between the Company and the Investor.

The above warrants issued with the Purchase Agreement have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and the Note and Promissory Note balances described above have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.  As a result, the Company accounts for both the conversion feature and the warrants as derivatives.  The Company values these warrants and conversion features using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

The following summarizes the book value of the convertible notes payable outstanding as of December 31, 2013 and March 31, 2013.

	December 31,	March 31,
	2013	2013
	(Unaudited)

Principal balance of convertible notes payable outstanding	$4,085,000	$1,795,000

Less: discount on convertible notes payable	(1,121,371)	(1,678,958)

Convertible notes payable, net	$2,963,629	$116,042

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2014	$2,235,000
2015	1,750,000
2016	100,000
Total	$4,085,000

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.  During the nine months ended December 31, 2013, the Company capitalized an additional $521,351 of debt issuance costs, including the fair value of 238,000 warrants issued on April 29, 2013 as commission.  Amortization of these capitalized debt issuance costs amounted to $201,613 and $568,141 for the three and nine months ended December 31, 2013, respectively, which is reflected as interest expense on the accompanying statement of operations.  As of December 31, 2013 and March 31, 2013, the remaining amount of capitalized debt issuance costs amounted to $69,539 and $116,329, respectively, which are included as a component of other current assets on the accompanying consolidated balance sheets.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to November 30, 2013 were classified as derivative liabilities.

On December 2, 2013, the Company effected a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock shares.  As a result, the Company’s outstanding shares of common stock and common stock equivalents no longer exceeded the number of authorized shares.  As a result, as of December 2, 2013, these instruments that were accounted for as derivative liabilities were reclassified as equity.

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

The derivative liability, as it relates to the different instruments, is shown in the following table.

	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$1,663,394	$1,518,143	$3,181,537	$134,791	$35,708	$170,499
Additional issuances	3,201,118	2,377,040	5,578,158	94,020	-	94,020
Exercised/converted	-	(307,693)	(307,693)	(172,591)	(29,439)	(202,030)
Reclassification to equity	(3,909,986)	(1,555,085)	(5,465,071)	-	-	-
Change in derivative liability	(687,206)	(882,530)	(1,569,736)	24,162	(3,338)	20,824
Ending balance, December 31	$267,320	$1,149,875	$1,417,195	$80,382	$2,931	$83,313

The derivative liability was valued using the binomial lattice method with the following inputs.

	Nine	Nine
	Months Ended	Months Ended
	December 31, 2013	December 31, 2012

Expected life in years	0.13 - 9.41 years	0.36 - 5.1 years
Stock price volatility	112.3% - 347.2%	46.8% - 191.5%
Discount rate	0.03% - 2.59%	0.05% - 0.91%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

During the nine months ended December 31, 2013, the Company issued an aggregate of 447,946 shares of common stock for the conversion of $447,946 in convertible notes payable and accrued interest.  This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.  During the nine months ended December 31, 2012, the Company issued an aggregate of 1,322,050 of common stock for the conversion of $1,547,051 of outstanding notes payable and accrued interest.

During the nine months ended December 31, 2013, the Company issued an aggregate of 452,342 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $314,181.  During the nine months ended December 31, 2012, the Company issued an aggregate of 351,868 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $1,118,670.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the nine months ended December 31, 2013 and 2012, the Company issued 9,823 and 45,000 shares of common stock, respectively, for the exercise of warrants.

During the nine months ended December 31, 2013, the Company sold an aggregate total of 350,000 shares of common stock to a director of the Company for total proceeds of $175,000.  During the nine months ended December 31, 2012, the Company issued 2,282,000 shares of common stock as part of a private placement for total proceeds of $2,282,000.

Warrants

During the nine months ended December 31, 2013, the Company issued an aggregate of 880,000 warrants in connection with the Convertible Notes issued during the period, as well as 238,000 warrants for the payment of commissions associated with acquiring the Convertible Notes.  The Company also issued 300,000 warrants in connection with the senior convertible promissory note granted on November 22, 2013, which have been accounted for as derivative liabilities (see Note 6).

During the nine months ended December 31, 2013, the Company issued an additional 100,000 warrants as payment of directors’ services.  The warrants have been accounted for as derivative liabilities prior to the reverse stock split on December 2, 2013 (see Note 6).

During the nine months ended December 31, 2012, the Company issued an aggregate total of 1,074,842 warrants for services and the purchase of fixed assets.  The warrants issued during the nine months ended December 31, 2012 resulted in an aggregate of $1,181,071 of expense, as well as an increase to property and equipment of $12,763 for the purchase of transportation equipment.  These warrants are exercisable into shares of the Company’s common stock at exercise prices ranging from $1.00 to $11.00 per share.

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

As of December 31, 2013, the Company had 100,000 options outstanding at an exercise price of $10.00 per share.  These options were fully vested as of March 31, 2013, and therefore there no further compensation cost was recorded during the nine months ended December 31, 2013.  Stock option compensation cost recorded during the nine months ended December 31, 2012 amounted to $60,393.  No options were granted or exercised during the nine months ended December 31, 2013 and 2012.  The outstanding options will expire in November 2018.

(9)             Discontinued Operations:

Prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented.  During the nine months ended December 31, 2013 and 2012, the Company had net income from discontinued operations of $0 and $476,766, respectively, which resulted from the write down of payables.

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets:

	December 31,	March 31,
	2013	2013
	(Unaudited)

Notes payable, related party	$-	$194,041
	$-	$194,041

The Company entered into forbearance agreements with investors holding the notes that are included in liabilities to be disposed of.  The Company paid the notes in full during the nine months ended December 31, 2013.

(10)             Related Party Transactions

During the three months ended December 31, 2013, the Company incurred $51,684 of legal and administrative expenses relating to the formation of a limited partnership, of which the Company holds a 20% interest and is the general partner.

Of the 1,218,000 warrants granted during the nine months ended December 31, 2013, 50,000 were granted to a Director of the Company in connection with a convertible note payable.  The convertible note payable balance outstanding from this Director amounted to $50,000 as of December 31, 2013.

(11)          Subsequent Events

On January 8, 2014, the Company issued 50,000 shares of its common stock to a service provider as part of a consulting agreement.

During January 2014, two investors converted their promissory notes of $20,000 plus accrued interest into 21,318 shares of common stock.

On January 8, 2014 the Company issued 13,125 shares of its common stock to Transportation Management Services per a consulting agreement.

On January 30, 2014 the Company issued 169,560 shares of its common stock in exchange for 188,400 warrants.

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

Business Overview

Our company, Las Vegas Railway Express, Inc., dba The X Train, was founded on the vision of establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area using existing railroad tracks and specialized rail cars that have been refurbished to resemble a casino style motif. These specialty cars would be attached to an existing regularly scheduled Amtrak train running between Los Angeles and Las Vegas and offer a First Class option to travelers much like the Pullman Car Company did for passenger rail travel in the 1880’s. That concept of offering a first class service option has an application to passenger rail routes across the country. Amtrak runs mostly commuter type train service and does not offer a first class option on most of its routes in the US. There is a market demand for a first class option to commuter rail service on multiple routes in the US. It is upon this model that the Company has focused its resources. The X Train continues to pursue the Los Angeles to Las Vegas route, but that corridor has more complicated logistics and financial requirements which may take an extended period to complete. For that reason, we have bifurcated our business plan into two segments. First is the deployment of a first class option on existing passenger trains connecting to metropolitan areas.  The second is to operate specialty charter service on the Los Angeles to Las Vegas corridor which has been in the planning stage in 2013. The Company intends to operate its first Los Angeles to Las Vegas excursion charter during 2014.

The Company has also identified several routes, currently served by various passenger rail entities, which originate from a metropolitan area and have a segment of the route passing through another metropolitan area. The Company will construct its Club X cars for each route, which it will couple up to the trains and will serve as a First Class option for current travelers. The Company will pay a fee to the agency operating the trains to haul the cars and to couple and uncouple them at the destinations. This is a common practice with Amtrak through its Private Car Group and requires no master agreement or agreements with railroad companies. The origination and destination stations along the various routes already exist, so the Company will not need to construct any station facilities in order to operate these routes. Operations on the first scheduled route, is planned to commence February 2014. Subsequent routes will follow with a similar deployment format. We have acquired a series of 16 passenger railcars owned outright by the Company as well as two leased cars acquired through an agreement with Mid America leasing Company. These cars are planned for use in the deployment of cars on our routes. The first two cars have been completed and delivered for service starting in March 2014.

We have executed a Memorandum of Understanding with the City of Fullerton for use of their station for a Southern California station of the LA/Las Vegas service, which was extended in October 2013 for an additional 6 months. The Company may or may not seek renewal of this MOU.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued on and subsequent to November 30, 2012 had been accounted for as derivative liabilities.

On December 2, 2013, the Company effected a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock shares.  As a result, the Company’s outstanding shares of common stock and common stock equivalents no longer exceeded the number of authorized shares.  As a result, as of December 2, 2013, these instruments that were accounted for as derivative liabilities were reclassified as equity.

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

Results of Operations for the Three Months Ended December 31, 2013 as Compared to the Three Months Ended December 31, 2012

The following is a comparison of the consolidated results of operations for the three months ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$526,964	$1,492,873	$(965,909)	-64.7%
Selling, general and administrative	212,512	210,436	2,076	1.0%
Professional fees	509,427	500,067	9,360	1.9%
Depreciation expense	1,928	600	1,328	221.3%
Total expenses	1,250,831	2,203,976	(953,145)	-43.2%

Loss from continuing operations	(1,250,831)	(2,203,976)	953,145	-43.2%

Other income (expense)
Interest expense	(1,326,916)	14,158	(1,341,074)	-9472.2%
Change in derivative liability	(3,340,399)	(65,791)	(3,274,608)	4977.3%
Total other income (expense)	(4,667,315)	(51,633)	(4,615,682)	8939.4%

Net loss from continuing operations before provision for income taxes	(5,918,146)	(2,255,609)	(3,662,537)	162.4%
Provision for income taxes	(4,540)	(4,540)	-	0.0%
Net loss from continuing operations	(5,922,686)	(2,260,149)	(3,662,537)	162.0%

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(3,741)	3,741	-100.0%

Net loss	$(5,922,686)	$(2,263,890)	$(3,658,796)	161.6%

Operating Expenses

Compensation expense decreased by $965,909, or 64.7%, during the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.  The decrease is primarily due to the impact of warrants issued for services during the three months ended December 31, 2012, which resulted in additional expenses of approximately $1.1 million.  The decrease in compensation expense in 2013 was offset an increase in salary expense due to the hiring of additional full-time employees and the additional board members as compared to the same period in 2012.  Selling, general and administrative expenses increased slightly by $2,076, or 1.0%, during the quarter ended December 31, 2013 as compared to the same period in 2012 as our administrative spending was consistent between the periods.  Professional fees increased slightly by $9,360, or 1.9%, during the quarter ended December 31, 2013 as compared to 2012 as our professional services required were consistent between the periods.

Other Income (Expense)

Interest expense increased by $1,341,074 during the quarter ended December 31, 2013 as compared to the same period in 2012.  The increase is due primarily to the increase in debt outstanding in the current year as compared to 2012 from the issuance of convertible notes payable.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the three months ended December 31, 2013 of $1,044,886.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense during the three months ended December 31, 2013 of $201,613.   These amounts did not exist during the same period in 2012.

The change in the value of derivative liabilities amounted to $3,340,399 for the three months ended December 31, 2013 as compared to $65,791 for the same period of 2012.  The increase was primarily to the increase in derivative liabilities outstanding resulting from the issuance of convertible notes and warrants from February 2013 through June 2013, as well as from convertible notes issued during the three months ended December 31, 2013.  These derivative liabilities did not exist during the three months ended December 31, 2012.

Results of Operations for the Nine Months Ended December 31, 2013 as Compared to the Nine Months Ended December 31, 2012

The following is a comparison of the consolidated results of operations for the nine months ended December 31, 2013 and 2012.

	Nine Months Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$1,683,096	$2,602,385	$(919,289)	-35.3%
Selling, general and administrative	1,290,094	463,875	826,219	178.1%
Professional fees	1,453,936	1,043,532	410,404	39.3%
Depreciation expense	5,290	1,125	4,165	370.2%
Total expenses	4,432,416	4,110,917	321,499	7.8%

Loss from continuing operations	(4,432,416)	(4,110,917)	(321,499)	7.8%

Other income (expense)
Interest expense	(4,862,209)	4,496	(4,866,705)	-108245.2%
Change in derivative liability	1,569,736	(20,824)	1,590,560	-7638.1%
Total other income (expense)	(3,292,473)	(16,328)	(3,276,145)	20064.6%

Net loss from continuing operations before provision for income taxes	(7,724,889)	(4,127,245)	(3,597,644)	87.2%
Provision for income taxes	(13,571)	(13,571)	-	0.0%
Net loss from continuing operations	(7,738,460)	(4,140,816)	(3,597,644)	86.9%

Discontinued operations:
Income from discontinued operations, net of income taxes	-	476,766	(476,766)	-100.0%

Net loss	$(7,738,460)	$(3,664,050)	$(4,074,410)	111.2%

Operating Expenses

Compensation expense decreased by $919,289, or 35.3%, during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.  The decrease is primarily due to the impact of warrants issued for services during the nine months ended December 31, 2012, which resulted in additional expenses of approximately $1.1 million.  The decrease in compensation expense in 2013 was offset an increase in salary expense due to the hiring of additional full-time employees and the additional board members as compared to the same period in 2012.  Selling, general and administrative expenses increased by $826,219, or 178.1%, during the nine months ended December 31, 2013 as compared to the same period in 2012 primarily due to the impairment of our deposit with Union Pacific of $600,000 resulting from the termination of our agreement with them in October 2013, as well as increases in director and officers’ insurance and travel expenses related to raising capital.  Professional fees increased by $410,404, or 39.3%, during the nine months ended December 31, 2013 as compared to 2012 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds, as well as $247,061 related to the amortization of expenses related to warrants issued to consultants.

Other Income (Expense)

Interest expense increased by $4,866,705 during the nine months ended December 31, 2013 as compared to the same period in 2012.  The increase is due primarily to the increase in debt outstanding in the current year as compared to 2012 from the issuance of convertible notes payable.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the nine months ended December 31, 2013 of $4,090,300.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense in 2013 of $568,141.  These amounts did not exist during the same period in 2012.

The change in the value of derivative liabilities amounted to $1,569,736 for the nine months ended December 31, 2013 as compared to ($20,824) for the same period of 2012.  The increase was primarily to the increase in derivative liabilities outstanding resulting from the issuance of convertible notes and warrants from February 2013 through June 2013, as well as from convertible notes issued during the three months ended December 31, 2013.  These derivative liabilities did not exist during the nine months ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on financing and sale of stock to fund operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had no revenue, a net loss of $7,738,460 for the nine months ended December 31, 2013 and an accumulated deficit of $26,314,083 through December 31, 2013, as well as outstanding convertible notes payable of $2,235,000 which are payable on February 1, 2014 and outstanding convertible notes payable of $1,750,000 payable on June 30, 2014.  As of December 31, 2013, the Company has a working capital deficit of $3,941,834.  Management believes that it will need additional equity or debt financing to implement the business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Due to a change in the business model of the Company and the elimination of capital expenditures for Union Pacific under its agreement of $67 million dollars for the Los Angeles to Las Vegas route, the Company is no longer seeking approximately $100 million in new financing. The Company’s focus is to begin deployment of its specialized upscale Club X style rail cars on existing passenger rail routes with leased and refurbished cars. The Company successfully completed a capital raise of $1.750 million from an institutional investor in November 2013. These funds were in the form of a note and were secured by the assets of the Company. The Company intends to use them for operating capital for the deployment of its Club X rail cars beginning March 2014 on an existing route between Los Angeles and San Diego.

The Company is pursuing a means to run a charter excursion service between Los Angeles to Las Vegas for special events being held in Las Vegas from time to time. The plan is to deploy Club X Train cars on the Los Angeles to Las Vegas route from time to time as a charter service and not regularly scheduled service. This service does not require the Company to pay for capital improvements to railroad infrastructure. This charter strategy is the primary approach to operating in the Los Angeles to Las Vegas corridor at this time.

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

Description of Outstanding Debt

We have outstanding convertible notes payable of $2,235,000, which earn interest of 8% per annum and mature on February 1, 2014.  The outstanding principal and accrued interest are convertible into shares of common stock at a rate of $1.00 per share at the option of the debt holder.

We have an outstanding convertible note payable of $1,750,000 which was issued on November 22, 2013.  The amounts earn interest at 10% per annum and are due on June 30, 2014.  The outstanding amounts are convertible into shares of common stock at the option of the debt holder at a rate of $0.70 per share, subject to potential adjustments.

We have an outstanding note payable of $100,000 which was issued on October 1, 2013.  The outstanding amounts are convertible into shares of common stock at the option of the debt holder at the lower of $0.90 per share, or 60% of the lowest trading price in the 25 days previous to the conversion date.  The Company is able to borrow up to $350,000 under the agreement, and any outstanding borrowings are due on October 1, 2015.

We have an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of September 30, 2013, there has been no demand made for repayment of the notes or accrued interest.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2013 was $3,078,796 as compared to net cash used in operating activities for the nine months ended December 31, 2012 of $1,747,899.  The primary reasons for the differences between our net loss of $7,738,460 and net cash used in operating activities for the nine months ended December 31, 2013 were amortization of discounts on convertible notes payable of $4,090,300, amortization of debt offering costs of 568,151, impairment of our deposit with Union Pacific of $600,000, the non-cash stock issued for compensation and services of $314,181, and the non-cash issuance of warrants for services of $468,852, offset by a decrease in our derivative liabilities of $1,569,736.  The changes in assets and liabilities compared to 2012 related to the timing of payments for operating items, primarily payroll, as well as the payment of $194,041 of liabilities from discontinued operations.

Cash used in investing activities during the nine months ended December 31, 2013 were expenditures of $284,749 for the purchase of property and equipment.  During the nine months ended December 31, 2012, we had purchases of property and equipment of $344,610 for the acquisition of transportation equipment.

Net cash provided by financing activities was $2,905,000 for the nine months ended December 31, 2013 consisting of proceeds from the issuance of convertible notes payable of $2,730,000 and proceeds from the sale of common stock of $175,000.  During the nine months ended December 31, 2012, we had net cash provided by financing activities of $2,971,000, which represented $2,282,000 in proceeds from the sale of common stock, $705,000 in proceeds from the issuance of notes payables, and $9,000 in proceeds from the exercise of warrants, offset by repayments of $25,000 payment for a note payable.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2013 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended December 31, 2013, the Company issued shares of its common stock as follows:

•	73,036 shares issued to convertible promissory note holders for conversion of notes and accrued interest for a total value of $73,036.

•	350,000 shares issued to a director for cash proceeds of $175,000

•	20,000 shares issued for services of $13,950

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

The Company has an outstanding note payable of $13,333 which was due on May 17, 2012 and earns interest at 8% per annum.  The Company is in default on this note payable.  As of December 31, 2013, there has been no demand made for repayment of the notes or accrued interest.

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