Form 10-K
period 2014-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-06-30
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes [  ] No [X]

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

Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTCBQ on September 30, 2013 was $7,158,755.

Number of outstanding shares of common stock as of June 25, 2014 was 24,075,113.

Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

Item 1.  Business

Las Vegas Railway Express, Inc. (the “Company”, “we”, “us”, or “our”), formerly known as Liberty Capital Asset Management, Inc., acquired 100% of the issued and outstanding stock of Las Vegas Railway Express, a Nevada corporation on January 21, 2010.  In connection with the acquisition, the Company changed its name to Las Vegas Railway Express, Inc. and changed its business plan to one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada. In November 2012, the Company executed an agreement with Union Pacific Railroad which allowed the Company to operate its passenger service on their property from Daggett, California to Las Vegas, a distance of 175.8 miles.  In May 2013, the Company and Amtrak, which was planning to haul the Company’s rail cars from Los Angeles to Las Vegas in regular service, was informed by BNSF Railway (“BNSF”) that it would not approve Amtrak’s request to operate on the BNSF system. Although the Company tried several alternative approaches to satisfy BNSF’s denial, none were accepted and both Amtrak and the Company were forced to suspend their efforts to establish the planned service over the Cajon Pass route.

During the development period for the Los Angeles to Las Vegas route, the Company became visible in the press and several independently owned passenger rail companies discussed how the Company’s Club X style railcars could be deployed on existing excursion lines. The Company began to focus its infrastructure towards acquiring independently owned passenger rail operations throughout the United States and providing upscale commuter Club X railcars for various state Department of Transportation municipal transportation agencies.

Company Overview

On April 23, 2014, the Company entered into an agreement with the Santa Fe Southern Railway, located in Santa Fe, New Mexico, to manage the passenger services. The Company will be adding its Club X cars to the train consists. Operations on the route are planned to commence in July 2014.  Subsequent routes will follow with a similar deployment format.

The Company owns outright a series of 16 Pullman bi-level passenger railcars, as well as two leased cars acquired through an agreement with Mid America Leasing Company. These cars are planned for use in the deployment of cars on our future affiliated routes. The first two cars have been completed and are scheduled to go into service on the Santa Fe Southern Railway in July 2014. The remaining cars are scheduled to be refurbished during the remainder of 2014.

The Company’s common stock is currently quoted on the OTCQB under the symbol “XTRN”.  The Company website is www.vegasxtrain.com, www.clubxtrain.com and www.xtrainvacations.com. The contents of this website are not incorporated into this Report.

The Company maintains offices at 6650 Via Austi Parkway, Suite 140, Las Vegas, Nevada 89119.

Our Competitive Strengths

We believe the following strengths will allow us to acquire prospective privately owned passenger rail operators throughout the US and consolidate them under one brand – X Train.

We are a licensed travel agency and can book tickets for numerous clients. As a licensed travel agency, we have access to numerous travel portfolios including virtually all passenger rail companies. By booking tickets on these rail lines, the Company believe it would become a known resource and proficient in rail travel bookings. If acquisitions are made, the travel agency call center operated by the Company can increase sales of tickets to our owned properties.

Experienced Management and Board of Directors. We have an experienced management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Our CEO, Michael Barron has experience establishing and growing several companies over the past 30 years.  Mr. McPherson serves on the Board of Directors of CSX Corporation and has served as President/CEO of the Illinois Central Railroad, a Class 1 railroad and served as President/CEO of the Florida East Coast Railway.  Gilbert Lamphere also serves on the board of CSX Corporation.

Access to capital. Our team has raised over $20 million for the operations of the Company to date and has developed excellent relationships with the capital markets in the US. We believe we can raise capital for companies we acquire to grow their business under our umbrella.  However, there are no assurances that we will be successful in our capital raising efforts.  Since we have no revenues, we are dependent on continued access to additional debt and equity financing.  Inability to raise additional financing will have a material adverse impact on our business and operations.

Train Equipment and Service

The Company leases two passenger rail cars which it has refurbished into its Club X Train motif. Each Club X Train car seats 48 passengers in a club room style motif reminiscent of a nightclub of the 1940’s and 1950’s. One of the cars has a full demonstration kitchen on board for entertainment style cooking for party events. These cars are available to be deployed by various companies which we acquire to add a specialty product currently unavailable to most independent companies currently in the business.

Club X Train style car

Club X Train style interiors

Sales and Distribution

We intend to sell tickets for the X-Train through our website, www.xtrainvacations.com , www.clubxtrain.com and through our rail partners such as Santa Fe Southern Railway www.sfsr.com. Our call centers and our terminal ticket counters expect to additionally sell through third party distributors such as Expedia, Travelocity, Orbitz and other internet travel agencies. We also expect to be able to use certain of the distribution links provided by the various agencies where we deploy Club X train cars on municipal rail services.

Pricing and Revenue Management

Our fare structure for Club X Train commuter service is expected to be comprised of multiple "buckets," with seat prices generally increasing as the number of days prior to travel decreases. Prices in the highest pricing “bucket” can be up to 50% higher than the prices in the lowest “bucket.” All fares vary slightly depending upon the time of day purchased. All of our fares are expected to be one-way and non-refundable, although they may be changed for a fee.

The number of seats offered at each fare “bucket” of Club X Train will be established through a continual process of forecasting, optimization and competitive analysis. Booking history and seasonal trends are expected to be used to forecast anticipated demand. These historical forecasts will be combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares designed to maximize revenue. This ability to accurately adjust prices based on fluctuating demand patterns is expected to allow us to maximize revenue from existing capacity.

Our pricing on Club X Train seats has been guided by a pricing study conducted by RL Banks. The results of the study after an examination of seven other comparable rail passenger excursion services are as follows:

Ancillary Revenues

In addition to the basic X-Train service offering, our business model also includes many premium options that will serve as sources of ancillary revenue. Each X-Train passenger car is expected to be served by a bartender who will prepare premium alcoholic beverages not included in the base ticket fare. Snacks and various X-Train merchandising are also expected to be offered for purchase through our free mobile application.

We also aim to capture significant revenue as a “one stop” booking agent for our passengers’ complete itinerary. In these activities, commissions are expected to be derived through our call centers, our website, and our on-board mobile application, where customers will be allowed the option to book ahead for various attractions and necessities such as hotels, tours, restaurant reservations, and rental cars at our acquired properties.

Employees

We currently have 12 employees.  Initially, we anticipate hiring a team of approximately 2 employees per car deployed to assist in train and depot operations. Most of our train personnel will be classified as servers / entertainers and are expected not to be covered by any collective bargaining agreements. Our food and beverage personnel are expected to be provided on an outsourced basis to Masterpiece Cuisine.

Competition

Our primary competitor is Iowa Pacific Corp. of Chicago, Illinois. Iowa Pacific is a private company which operates freight short line businesses as well as six passenger excursions.

Item 1A.  Risk Factors

Risks Related to Our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

Our future operations are contingent upon generating revenues and raising capital for operations.  Because we have a limited operating history, you will have difficulty evaluating our business and future prospects.

We also face the risk that we may not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We currently have no revenues and are totally dependent upon the proceeds from investors to fund our business.

We will have to fund all of our operations and capital expenditures from the net proceeds from investors, and future financings, as we have not yet generated revenues. There can be no assurance that we would be able to raise the additional funding needed to implement our business plans or that unanticipated costs will not increase our projected expenses.

We have a history of losses and can provide no assurance of our future operating results.

            We have not generated revenue since inception, and may not succeed in generating revenue. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of March 31, 2014 and March 31, 2013, we had cash of $87,910 and $1,262,615, respectively. For the years ended March 31, 2014 and 2013, we incurred net losses of $13,052,020 and $6,766,091, respectively. As of March 31, 2014, we had an aggregate accumulated deficit of $31,627,643.  We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended March 31, 2014 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and continued implementation of our business plan.

 Our business plan, in part, relies on our ability to acquire or partner with passenger rail companies.

We engage in attracting independently owned passenger rail operations to contract with us for either sales or operating rights contracts on their railroads.  Without these agreements, the Company would have no new operations from which it could operate its service.  The Company has no guarantee that it can secure these agreements in the future nor that the agreements it has can be maintained beyond their contract limits.

 We have incurred substantial indebtedness.

As of March 31, 2014 we have outstanding promissory notes of approximately $2,036,333.  In the past, we have been in default under this debt. There can be no assurances that we will raise sufficient capital or generate sufficient revenue in the future to service our debt. If legal proceedings were commenced against us or we are unable to service our debt, then creditors may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

Our indebtedness, combined with our other financial obligations and contractual commitments, could:


make it more difficult for us to satisfy its obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in further event of defaults under the loan agreements and instruments governing the indebtedness;


require us to dedicate a substantial portion of any cash raised from financing or cash flow from future operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other corporate purposes;

	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

	limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject it to other events of default.

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

Our common stock is quoted on the OTCQB, which may limit the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or a National Exchange.

Our securities are currently quoted on the OTCQB, an inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market.  Quotation of our securities on the OTCQB may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTCQB listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB.  These factors may have an adverse impact on the trading and price of our common stock.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $13,052,020 and $6,766,091 for the years ended March 31, 2014 and 2013, respectively.  The Company also has an accumulated deficit of $31,627,643 and a negative working capital of $2,736,886 as of March 31, 2014, as well as outstanding convertible notes payable of $2,023,000, of which $1,750,000 is due on June 30, 2014.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Our Common Stock

The application of the “Penny Stock” Rules could adversely affect the market price of our common stock and increase your transaction cost to sell those shares. .

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

	that a broker or dealer approve a person’s account for transactions in penny stocks; and

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

	obtain financial information and investment experience objectives of the person; and


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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

	sets forth the basis on which the broker or dealer made the suitability determination; and

	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Our Board of Directors consists of Michael A. Barron, Gilbert H. Lamphere, John D. McPherson, John O’Connor and George Rebensdorf. These individuals are either executive officers, directors or principal shareholders of the Company.  Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.

There is a limited market for our common stock which may make it more difficult for stockholders to dispose of their shares.

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

            The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.15 to a high of $1.68 on the OTCQB. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

As of March 31, 2014, our officers and directors beneficially owned approximately 20.17% of our outstanding common stock.  As a result,  these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial other stockholders.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties.

As of March 31, 2014, we lease approximately 7,079 square feet of general office space in premises located at 6650 Via Austi Parkway, Suite 170 and 140, Las Vegas, Nevada. Our lease for this space expires in April 2016 and provides for monthly payments of $15,790.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “XTRN”.  On June 25, 2014, the last trade of our stock was at the price of $0.12 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended March 31, 2014:	High	Low
Quarter Ended June 30, 2013	$2.20	$1.40
Quarter Ended September 30, 2013	$1.60	$0.80
Quarter Ended December 31, 2013	$1.50	$0.73
Quarter Ended March 31, 2014	$1.35	$0.47

Year Ended March 31, 2013:	High	Low
Quarter Ended June 30, 2012	$1.80	$1.40
Quarter Ended September 30, 2012	$4.00	$1.40
Quarter Ended December 31, 2012	$3.80	$1.40
Quarter Ended March 31, 2013	$2.60	$1.80

Number of Stockholders

As of March 31, 2014, there were 345 stockholders of record of our common stock.

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

Equity Compensation Plan Information as of March 31, 2014

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,000	$10	900,000
Equity compensation plans not approved by security holders	1,569,842	$5.04	-
Total	1,669,842	$5.04	900,000

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

Overview

Las Vegas Railway Express, Inc. (the “Company”, “we”, “us”, or “our”), formerly known as Liberty Capital Asset Management, Inc., acquired 100% of the issued and outstanding stock of Las Vegas Railway Express, a Nevada corporation on January 21, 2010.  In connection with the acquisition, the Company changed its name to Las Vegas Railway Express, Inc. and changed its business plan to one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada. In November 2012, the Company executed an agreement with Union Pacific Railroad which allowed the Company to operate its passenger service on their property from Daggett, California to Las Vegas, a distance of 175.8 miles.  In May 2013, the Company and Amtrak, which was planning to haul the Company’s rail cars from Los Angeles to Las Vegas in regular service, was informed by BNSF Railway (“BNSF”) that it would not approve Amtrak’s request to operate on the BNSF system. Although the Company tried several alternative approaches to satisfy BNSF’s denial, none were accepted and both Amtrak and the Company were forced to suspend their efforts to establish the planned service over the Cajon Pass route.

Our assessment is that when we started, BNSF had 3,000 locomotives in mothballs and 2,000 crews furloughed. Traffic through Cajon Pass was at 86 trains per day with a total capacity of 160 trains per day. In short, they had capacity.  Today, all locomotives are back in service and BNSF is leasing 1,000 more. Oil is being hauled over this corridor and capacity is at a premium with 120+ trains per day over the pass. With pending capacity issues, BNSF is reserving its rail franchise for freight and has closed off any access via the Cajon pass.

During the development period for the Los Angeles to Las Vegas route, the company became visible in the press and several independently owned passenger rail companies discussed how the Club X style could be deployed on existing excursion lines. The Company began to focus its infrastructure towards acquiring independently owned passenger rail operations throughout the United States and providing upscale commuter Club X railcars for various state Department of Transportation municipal transportation agencies.

On April 23, 2014, the Company entered into an agreement with the Santa Fe Southern Railway, located in Santa Fe New Mexico, to manage the passenger services on the railroad. The Company will be adding its Club X cars to the train consists. Operations on the route are planned to commence in July 2014.  Subsequent routes will follow with a similar deployment format.

The Company owns outright a series of 16 bi-level passenger railcars as well as two leased cars acquired through an agreement with Mid America Leasing Company. These cars are planned for use in the deployment of cars on our future affiliated routes and acquired companies. The first two cars have been completed and are scheduled to go into service on the Santa Fe Southern Railway in July of 2014. The remaining cars are scheduled to be refurbished during the remainder of 2014.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of Las Vegas Railway Express on January 21, 2010.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the “Intangibles – Goodwill and Other” topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on March 31, 2014.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Deposit with Union Pacific:

On November 8, 2012, the Company entered into an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada, subject to certain terms and conditions.  In connection with this agreement, the Company made an earnest money deposit of $600,000 and was required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before October 31, 2013.   The Company elected to terminate this agreement on October 31, 2013 as it no longer planned to operate on the Union Pacific Railroad Company as a regularly scheduled passenger train.  As a result, the Company determined the $600,000 deposit was impaired and expensed the amount during the year ended March 31, 2014 as a component of selling, general and administrative expenses.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2014 and 2013, the Company has not established a liability for uncertain tax positions.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no options issued during the years ended March 31, 2014 or 2013.  There were no warrants valued using the Black-Scholes model during the year ended March 31, 2014.

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

The Company also has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and four outstanding notes payable that had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and notes payable using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations (see Note 7).

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

Results of Operations

The following are the results of our continuing operations for the year ended March 31, 2014 compared to the year ended March 31, 2013:

	Year Ended
	March 31,	March 31,
	2014	2013	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$2,876,141	$3,034,474	$(158,333)	-5.2%
Selling, general and administrative	1,709,461	651,503	1,057,958	162.4%
Professional fees	1,873,146	1,616,524	256,622	15.9%
Impairment loss	843,697	-	843,697	100.0%
Depreciation expense	7,292	1,976	5,316	269.0%
Total expenses	7,309,737	5,304,477	2,005,260	37.8%

Loss from continuing operations	(7,309,737)	(5,304,477)	(2,005,260)	37.8%

Other income (expense)
Interest expense	(7,960,987)	(2,198,205)	(5,762,782)	262.2%
Change in derivative liability	2,162,790	270,466	1,892,324	699.7%
Total other income (expense)	(5,798,197)	(1,927,739)	(3,870,458)	200.8%

Net loss from continuing operations before provision for income taxes	(13,107,934)	(7,232,216)	(5,875,718)	81.2%
Benefit from (provision for) income taxes	55,914	(13,571)	69,485	-512.0%
Net loss from continuing operations	(13,052,020)	(7,245,787)	(5,806,233)	80.1%

Discontinued operations:
Income from discontinued operations, net of income taxes	-	479,696	(479,696)	-100.0%

Net loss	$(13,052,020)	$(6,766,091)	$(6,285,929)	92.9%

Revenue

During the years ended March 31, 2014 and 2013, our operations have yet to generate any revenue.

Operating Expenses

Compensation and payroll taxes decreased by $158,333, or 5.2%, during the year ended March 31, 2014 as compared to 2013.  The decrease in compensation expense in the current year is due primarily to higher costs in 2013 related to the issuance of warrants to directors and officers as compensation in November 2012, which resulted in additional expenses of approximately $1.2 million.  During the year ended March 31, 2014, the decrease in costs were offset by the hiring of additional full-time employees, addition of board members and issuing stock grants and warrants for compensation.  Selling, general and administrative expenses increased by $1,057,958, or 162.4%, during the year ended March 31, 2014 as compared to the same period in 2013 primarily due to the impairment of our deposit with Union Pacific of $600,000 resulting from the termination of our agreement with them in October 2013, as well as increases in director and officers’ insurance and travel expenses related to raising capital.  We had an increase in our professional fee expenses during the year ended March 31, 2014 of $256,622, or 15.9%, due primarily to legal, consulting and accounting services and $360,726 related to the amortization of expenses from warrants issued to consultants.  We had an impairment loss of $843,697 during the year ended March 31, 2014 resulting from the impairment of our goodwill.

Other (Expense) Income

Interest expense increased by $5,762,782 during the year ended March 31, 2014 as compared to the year ended March 31, 2013.  The increase is due primarily to the issuance of additional convertible notes payable in the current year as compared to 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in interest expense during the year ended March 31, 2014 of $4,835,032, compared to $2,165,385 in 2013, representing an increase of $2,669,647.  In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense during the year ended March 31, 2014 of $637,680, compared to $15,472 during the year March 31, 2013.  During the year ended March 31, 2014, we also had debt conversion expense of $2,217,878 resulting from the induced conversion of convertible debt during February 2014 at a reduced conversion rate, which has been reflected as interest expense.  There was no such amount during the year ended March 31, 2013.

The change in the value of derivative liabilities amounted to $2,162,790 for the year ended March 31, 2014 as compared to $270,466 for the year ended March 31, 2013.  The increase was primarily due to the decrease in value of derivative liabilities outstanding during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $13,052,020 and $6,766,091 for the years ended March 31, 2014 and 2013, respectively.  The Company also has an accumulated deficit of $31,627,643 and negative working capital of $2,736,886 as of March 31, 2014, as well as outstanding convertible notes payable of $2,023,000, of which $1,750,000 is due on June 30, 2014.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the years ended March 31, 2014 and 2013 were $4,054,795 and $2,783,090, respectively.  Cash used in operating activities for the years ended March 31, 2014 and 2013 were primarily due to net losses of $13,052,020 and $6,766,091, respectively.  During the year ended March 31, 2014, the net loss included significant non-cash expenses of $644,540 in stock issued for services, $4,835,032 in amortization of discounts on notes payable, $637,680 in amortization of debt offering costs, $600,000 for the impairment of our deposit with Union Pacific, $843,697 for the impairment loss associated with our goodwill, and $2,217,878 in debt conversion expenses.  During the year ended March 31, 2013, the net loss included significant non-cash expenses of $1,538,677 for stock issued for services, $1,201,370 in warrants issued for services, $2,096,482 in amortization of discounts on notes payable, and $80,524 for stock option compensation.

Net cash used in investing activities during the year ended March 31, 2014 amounted to $297,910, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs.  Net cash used in investing activities during the year ended March 31, 2013 was $980,122, which included $600,000 in spending for a deposit made with Union Pacific pursuant to an operating agreement signed, as well as $380,122 in property and equipment acquisitions, primarily due to the acquisition of rail cars and other capitalized costs towards the railroad project.

Net cash provided by financing activities for the year ended March 31, 2014 amounted to $3,178,000 which consisted of $275,000 in proceeds from the sale of common stock and $2,903,000 in proceeds from the issuance of convertible notes payable during the year.  Net cash provided by financing activities for the year ended March 31, 2013 was $4,972,195 which consisted of $2,282,000 in proceeds from the sale of common stock, $1,900,000 in proceeds from convertible notes payable, $820,000 in proceeds from short-term notes payable, and $9,000 in proceeds from the exercise of warrants.  These proceeds were offset by the repayment of notes payable of $38,805.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2014 ad 2013, see Notes 4 and 5 to the financial statements.

As of March 31, 2014, we had an aggregate total of $2,023,000 of outstanding convertible notes payable, of which $1,873,000 is due during the fiscal year ended March 31, 2015 and $150,000 is due during the fiscal year ended March 31, 2016.  As of March 31, 2013, we had an aggregate total of $1,795,000 of outstanding convertible notes payable, which were all converted into common stock during the year ended March 31, 2014.  As of March 31, 2014 and 2013, we also had a secured promissory note payable of $13,333 outstanding, which is due during the year ended March 31, 2015.

Subsequent to the year ended March 31, 2014, we have entered into the additional debt transactions.

On April 2, 2014, the Company entered issued a convertible promissory note for $100,000 with a maturity date of October 2, 2014.  The note is convertible into shares of the Company’s common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement (see Note 5).  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets.

On April 17, 2014, the Company issued a convertible note payable providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received borrowings under this convertible note payable of $50,000 in April 2014.

On April 30, 2014, the Company entered into a convertible note payable providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, one upon execution of the note, one due one month after execution, and one due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding for.  The Company received payments of $83,333 on May 5, 2014 and on May 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due.

On May 6, 2014, the Company entered into a convertible note payable providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum.  The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest.  The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.

On May 12, 2014, the Company entered into a secured convertible promissory note providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.

On May 28, 2014, the Company issued into a convertible promissory note providing for borrowings of $125,000.  The convertible promissory note matures on August 28, 2014, at which point the Company owes $187,500 which includes a total of $62,500 in interest expense.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion.

On June 13, 2014, the Company issued convertible debentures providing for total borrowing of $55,000 which accrued interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $0.25 per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Las Vegas Railway Express, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Las Vegas Railway Express, Inc. ("Company") as of March 31, 2014, and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Railway Express, Inc. at March 31, 2014, and 2013, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA LLP

Los Angeles, CA

June 30, 2014

LAS VEGAS RAILWAY EXPRESS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2014	2013

Assets
Current assets
Cash	$87,910	$1,262,615
Other current assets	101,250	471,772
Total current assets	189,160	1,734,387

Property and equipment, net of accumulated depreciation	684,407	393,789

Other assets
Deposit with Union Pacific	-	600,000
Other assets	22,385	25,958
Goodwill	-	843,697
Total other assets	22,385	1,469,655
Total assets	$895,952	$3,597,831

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$13,333	$13,333
Accounts payable and accrued expenses	442,711	375,295
Derivative liability	1,198,018	3,181,537
Current portion of convertible notes payable, net of discount	1,271,984	116,042
Liabilities of discontinued operations	-	194,041
Total current liabilities	2,926,046	3,880,248
Deferred tax liability	-	55,914
Long-term portion of convertible debt, net of current portion	150,000	-
Total liabilities	3,076,046	3,936,162

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 16,041,143 and 7,705,595 shares issued and outstanding as of March 31, 2014 and 2013, respectively	1,604	770
Additional paid-in capital	29,445,945	18,236,522
Accumulated deficit	(31,627,643)	(18,575,623)
Total stockholders' deficit	(2,180,094)	(338,331)
Total liabilities and stockholders' deficit	$895,952	$3,597,831

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013

Operating Expenses:
Compensation and payroll taxes	$2,876,141	$3,034,474
Selling, general and administrative	1,709,461	651,503
Professional fees	1,873,146	1,616,524
Impairment loss	843,697	-
Depreciation expense	7,292	1,976
Total expenses	7,309,737	5,304,477

Loss from operations	(7,309,737)	(5,304,477)

Other income (expense)
Interest expense	(7,960,987)	(2,198,205)
Change in derivative liability	2,162,790	270,466
Total other income (expense)	(5,798,197)	(1,927,739)

Net loss from continuing operations before provision for income taxes	(13,107,934)	(7,232,216)
Benefit from (provision for) income taxes	55,914	(13,571)
Net loss from continuing operations	(13,052,020)	(7,245,787)

Discontinued operations:
Income from discontinued operations, net of income taxes	-	479,696

Net loss	$(13,052,020)	$(6,766,091)

Net loss per share, continuing operations, basic and diluted	$(1.40)	$(1.36)
Net income per share, discontinued operations, basic and diluted	$-	$0.09
Net loss per share, basic and diluted	$(1.40)	$(1.27)

Weighted average number of common shares outstanding, basic and diluted	9,325,550	5,312,802

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, March 31, 2012	2,432,677	$243	$640,000	$9,976,609	$(11,809,532)	$(1,192,680)

Stock issued from subscriptions payable	800,000	80	(640,000)	639,920	-	-
Stock issued for servives	463,868	46	-	1,538,631	-	1,538,677
Stock issued for cash	2,282,000	228	-	2,281,772	-	2,282,000
Stock issued for conversion of debt	1,682,050	168	-	2,055,938	-	2,056,106
Exercise of warrants	45,000	5	-	8,995	-	9,000
Discount on convertible notes payable	-	-	-	440,000	-	440,000
Warrants issued for services	-	-	-	1,201,370	-	1,201,370
Warrants issued for property and equipment	-	-	-	12,763	-	12,763
Stock option compensation	-	-	-	80,524	-	80,524
Net loss	-	-	-	-	(6,766,091)	(6,766,091)
Balance, March 31, 2013	7,705,595	$770	$-	$18,236,522	$(18,575,623)	$(338,331)

Stock issued for cash	600,000	60	-	274,940	-	275,000
Stock issued for conversion of debt	4,410,747	441	-	5,062,828	-	5,063,269
Stock issued for services	728,143	73	-	644,467	-	644,540
Exercise of warrants	9,823	1	-	(1)	-	-
Stock issued in exchange of warrants	2,586,835	259	-	594,783	-	595,042
Warrants issued for services	-	-	-	329,416	-	329,416
Reclassification of derivative liabilities	-	-	-	4,302,990	-	4,302,990
Net loss	-	-	-		(13,052,020)	(13,052,020)
Balance, March 31, 2014	16,041,143	$1,604	$-	$29,445,945	$(31,627,643)	$(2,180,094)

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(13,052,020)	$(6,766,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,292	1,976
Amortization of discounts on note payable	4,835,032	2,096,482
Amortization of debt offering costs	637,680	15,472
Impairment of Union Pacific deposit	600,000	-
Deferred tax provision	(55,914)	13,571
Change in value of derivative liability	(2,162,790)	(270,466)
Stock issued and subscribed for services	644,540	1,538,677
Stock option compensation	-	80,524
Impairment loss on goodwill	843,697	-
Debt conversion expense	2,217,878	-
Stock issued for exchange of warrants	595,042	-
Warrants issued for services	582,837	1,201,370

Changes in operating assets and liabilities:
Other current assets	204,593	(440,216)
Other assets	3,573	(25,958)
Liabilities of discontinued operations, net	(194,041)	(510,631)
Accounts payable and accrued expenses	237,806	282,200

Net cash used in operating activities	(4,054,795)	(2,783,090)

Cash flows from investing activities
Purchases of property and equipment	(297,910)	(380,122)
Deposit with Union Pacific	-	(600,000)
Net cash used in investing activities	(297,910)	(980,122)

Cash flows from financing activities
Proceeds from sale of stock	275,000	2,282,000
Proceeds from exercise of warrants	-	9,000
Proceeds from convertible notes payable	2,903,000	1,900,000
Proceeds from notes payable	-	820,000
Payments on note payable	-	(38,805)

Net cash provided by financing activities	3,178,000	4,972,195

Net change in cash	(1,174,705)	1,208,983
Cash, beginning of the period	1,262,615	53,632
Cash, end of the period	$87,910	$1,262,615

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,497
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued to settle stock subscriptions	$-	$640,000
Stock issued for debt and accrued interest	$2,845,391	$1,907,050
Warrants issued for payment of property and equipment	$-	$12,763
Increase in liabilities of discontinued operations from forbearance agreement	$-	$58,754

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 and 2013

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

The Company previously pursued a business plan of establishing passenger rail service between the Los Angeles area and Las Vegas, Nevada.  During 2014, the Company changed its focus to providing upscale commuter Club X railcars for various state Department of Transportation municipal agencies.

The Company owns outright 16 bi-level passenger railcars as well as two leased cars acquired through an agreement with Mid America Leasing Company.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $13,052,020 and $6,766,091 for the years ended March 31, 2014 and 2013, respectively.  The Company also has an accumulated deficit of $31,627,643 and a negative working capital of $2,736,886 as of March 31, 2014, as well as outstanding convertible notes payable of $2,023,000, of which $1,750,000 is due on June 30, 2014.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Risks and Uncertainties:

The Company generates no revenues.  The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company’s operations.

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

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements.

Intangible Assets:

Goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from the acquisition of Las Vegas Railway Express on January 21, 2010.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by the “Intangibles – Goodwill and Other” topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company conducted an analysis of the goodwill on March 31, 2014.  Due to the Company’s changes in the business model during the year ended March 31, 2014, management has determined the goodwill has been fully impaired as of March 31, 2014.  As a result, for the fiscal year ending March 31, 2014, the Company recorded an impairment loss of $843,697 in the accompanying statement of operations.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended March 31, 2014, the Company determined that $98,172 of capitalized costs relating to the construction of a proposed train station in North Las Vegas were impaired a result in the change in the Company’s business plan.  These amounts have been expensed and included as a component of professional fees during the year ended March 31, 2014.

Deposit with Union Pacific:

On November 8, 2012, the Company entered into an agreement with Union Pacific Railroad Company whereby the Company was granted a nonexclusive operating right to use Union Pacific railroad track between Daggett, California and Las Vegas, Nevada, subject to certain terms and conditions.  In connection with this agreement, the Company made an earnest money deposit of $600,000 and was required to meet certain financial conditions, including the provision of a letter of credit in favor of Union Pacific in the amount of $27,444,145 on or before October 31, 2013.   The Company elected to terminate this agreement on October 31, 2013 as it no longer planned to operate on the Union Pacific Railroad Company tracks as a regularly scheduled passenger train.  As a result, the Company determined the $600,000 deposit was impaired and expensed the amount during the year ended March 31, 2014 as a component of selling, general and administrative expenses.

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the years ended March 31, 2014 and 2013 as the amounts are anti-dilutive.  As of March 31, 2014 and 2013, the Company had 100,000 outstanding options which were excluded from the computation of net loss per share because they are anti-dilutive.  As of March 31, 2014 and 2013, the Company also had convertible debt that is convertible into 5,339,132 and 1,795,000 shares, respectively, of common stock which was excluded from the computation.  As of March 31, 2014 and 2013, the Company had 1,569,842 and 2,924,842 outstanding warrants, respectively, which were also excluded from the computation because they were anti-dilutive.

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

Prior to the impairment of the goodwill as of March 31, 2014, the Company’s goodwill was deductible for tax purposes. This difference created a deferred tax liability, which could not be matched with the Company’s deferred tax asset. As a result, the Company was not able to net the deferred tax liability with its net operating loss carryforward, and therefore recorded a deferred tax liability to reflect the future non-deductibility of its goodwill asset. The deferred tax liability at March 31, 2013 was $55,914.  Upon the impairment of the goodwill as of March 31, 2014, the deferred tax liability no longer existed and amounted to $0 as of March 31, 2014.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2014 and 2013, the Company has not established a liability for uncertain tax positions.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  There were no options issued during the years ended March 31, 2014 or 2013.  There were no warrants valued using the Black-Scholes model during the year ended March 31, 2014.  Assumptions used in the Black-Scholes model to value warrants issued during the year ended March 31, 2013 are as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2014	2013

Expected life in years	NA	1.5 - 10 years
Stock price volatility	NA	158.6% - 286.0%
Risk free interest rate	NA	0.25% - 1.62%
Expected dividends	NA	None
Forfeiture rate	NA	0%

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

The Company also has certain warrants and embedded conversion options in notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and four outstanding notes payable that had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and embedded conversion options in notes payable using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations (see Note 7).

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company used Level 3 measurments in computing the fair value of goodwill, which was fully impaired on March 31, 2014.

Fair value heirarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at March 31, 2014
	as of	Using Fair Value Heirarchy
	March 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$1,138,477	$-	$1,138,477	$-

(3)  Property and Equipment:

Property and equipment consisted of the following as of March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013

Office equipment	$61,611	$40,921
Computer software	24,167	14,192
Transportation equipment under construction	621,802	354,557

	707,580	409,670

Less: accumulated depreciation	(23,173)	(15,881)

	$684,407	$393,789

During the year ended March 31, 2014, the Company determined that $98,172 of capitalized costs relating to the construction of a proposed train station in North Las Vegas were impaired a result in the change in the Company’s business plan.  These amounts have been expensed and included as a component of professional fees during the year ended March 31, 2014.

(4)  Notes payable:

A summary of outstanding notes payable is as follows:

	March 31,	March 31,
	2014	2013

Secured promissory notes, dated May 17, 2011 through

May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012. The Company is in default on this note.	$13,333	$13,333

Total outstanding notes payable	$13,333	$13,333

As of March 31, 2014, the Company is in default on the above note payable for $13,333.  The Company has received a demand for payment on this note as of March 31, 2014.

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

During the year ended March 31, 2014, the Company issued additional Convertible Notes to investors for additional proceeds of $880,000 with the same terms as described above.  During the year ended March 31, 2014, the debt holders converted $460,000 of outstanding principal and $9,287 of accrued interest into 469,287 shares of common stock pursuant to the original terms in the agreements.

Prior to the maturity date of the Convertible Notes on February 1, 2014, to induce the debt holders to promptly convert their remaining outstanding balances into shares of the Company’s common stock, the Company offered the debt holders with balances still outstanding a one-time reduction in the conversion rate from $1.00 per share to $0.60 per share.  The debt holders had until February 28, 2014 in order to exercise the reduced conversion rate.

Subsequent to the offer being made, all remaining debt holders of the Convertible Notes elected to convert their outstanding principal and accrued interest balances into shares of common stock at the reduced rate of $0.60 per share.  The aggregate principal balance of the Convertible Notes converted at the reduced rate amounted to $2,215,000, as well as accrued interest balances of $161,104.  This resulted in 3,960,174 shares of common stock issuable as payment for the outstanding principal and interest.  As of March 31, 2014, the Company had issued 3,941,483 shares of common stock for the conversion of the Convertible Notes.  The remaining 18,991 shares issuable for the conversion of $11,224 in outstanding balances are yet to be issued as of March 31, 2014.  Under the guidance in ASC 470-20-40-16, the Company recognized an expense at each conversion date equal to the fair value of the stock and other consideration transferred after the change in terms, less the fair value of securities issuable under the original conversion terms.  The excess in value amounted to $2,217,878 and was reflected as interest expense in the accompanying statement of operations for the year ended March 31, 2014.

As of March 31, 2014, there was no remaining principal balance outstanding on the Convertible Notes.

In connection with the Convertible Notes, the Company granted an aggregate of 2,680,000 (including 880,000 during the year ended March 31, 2014) warrants to purchase additional shares of common stock at an exercise price of $2.00 per share and a contractual life of 3 years.  Prior to the Company’s reverse stock split on December 2, 2013, the Company did not have sufficient authorized shares to satisfy the exercise of these warrants.  As a result, the warrants issued during the nine months ended December 31, 2013 were determined to be derivative liabilities which resulted in additional derivative liabilities of $1,372,237.  The conversion option associated with the Convertible Notes was bifurcated and also recorded as a derivative liability. See Note 7, Derivative Instruments.

The value of the derivative liabilities and discounts created through the issuance of the Convertible Notes and warrants during the year ended March 31, 2014 as described above exceeded the proceeds of the Convertible Notes by $1,675,450. This excess was recorded as interest expense on the issuance dates of each note and warrant during the year ended March 31, 2014.

On October 1, 2013, the Company entered into a promissory note which provides for the Company to borrow up to $350,000 in principal (the “Promissory Note”).  As of March 31, 2014, the Company has borrowed $150,000 under this Promissory Note, which represents the outstanding amount as of March 31, 2014.  Outstanding borrowings mature two years from the effective date of each payment.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date.

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

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the “Iconic Note”) in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015.  The initial borrowing made by the Company amounted to $55,000, which represents the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company’s common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to conversion election date.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the “KBM Note”) for total principal borrowings of $68,000, which represented the amount outstanding as of March 31, 2014.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company’s common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.

The above warrants issued with the Purchase Agreement have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and the Note, Promissory Note, Iconic Note and KBM Note balances described above have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.  As a result, the Company accounts for both the conversion feature associated with these notes and the warrants as derivatives.  The Company values these warrants and conversion features using the binomial lattice method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2014 and 2013.

	March 31,	March 31,
	2014	2013

Principal balance of convertible notes payable outstanding	$2,023,000	$1,795,000

Less: discount on convertible notes payable	(601,016)	(1,678,958)

Convertible notes payable, net	$1,421,984	$116,042

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2015	$1,873,000
2016	150,000
Total	$2,023,000

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.  Since the issuance of the Convertible Notes began in February 2013, the Company has capitalized a total of $653,151 of debt issuance costs, including the fair value of 236,000 warrants issued on April 29, 2013 as commission.  Amortization of these capitalized debt issuance costs amounted to $637,679 and $15,472 for the year ended March 31, 2014 and 2013, respectively, which is reflected as interest expense on the accompanying statement of operations.  As of March 31, 2014 and 2013, the remaining amount of capitalized debt issuance costs amounted to $0 and $116,329, respectively, which are included as a component of other current assets and other assets on the accompanying balance sheets.

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires in April 30, 2016.  The rental agreement includes common area maintenance, property taxes and insurance.  It also provided three months abatement of the base rent.  The Company also leases two of its railcars under an operating lease agreement for a 36 month period that provides for minimum monthly rental payments of $28,000 that expires in August 2016.

Future annual minimum payments under these operating leases are as follows:

Years ending March 31,

2015	$480,882
2016	485,129
2017	152,457
Total	$1,118,468

Rental expense under operating leases for the years ended March 31, 2014 and 2013 was $332,612 and $78,660, respectively.

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

The derivative liability, as it relates to the different instruments, is shown in the following table:

	Year Ended March 31, 2014			Year ended March 31, 2013
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$1,663,394	$1,518,143	$3,181,537	$134,791	$35,708	$170,499
Additional issuances	3,232,748	2,601,417	5,834,165	1,800,725	1,831,865	3,632,590
Exercised/converted	(33,829)	(307,693)	(341,522)	(172,591)	(178,495)	(351,086)
Reclassification to equity	(3,758,287)	(1,555,085)	(5,313,372)	-	-	-
Change in derivative liability	(898,778)	(1,264,012)	(2,162,790)	(99,531)	(170,935)	(270,466)
Ending balance, March 31	$205,248	$992,770	$1,198,018	$1,663,394	$1,518,143	$3,181,537

The derivative liability was valued using the binomial lattice method with the following inputs.

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013

Expected life in years	0.13 - 9.41 years	0.36 - 5.1 years
Stock price volatility	112.3% - 347.2%	46.8% - 191.5%
Discount rate	0.03% - 2.59%	0.05% - 0.91%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

During the year ended March 31, 2014, the Company issued an aggregate of 4,410,747 shares of common stock for the conversion of $2,845,411 in convertible notes payable and accrued interest.  The conversion of debt into stock resulted in a debt conversion expense of $2,217,878 (see Note 5).  This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.  During the year ended March 31, 2013, the Company issued an aggregate of 1,682,050 shares of common stock for the conversion of $2,056,106 of outstanding notes payable and accrued interest.

During the year ended March 31, 2014, the Company issued an aggregate of 728,143 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $644,540.  During the year ended March 31, 2013, the Company issued an aggregate of 463,868 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $1,538,677.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the year ended March 31, 2014 and 2013, the Company issued 9,823 and 45,000 shares of common stock, respectively, for the exercise of warrants.

During the year ended March 31, 2014, the Company sold an aggregate total of 600,000 shares of common stock for total proceeds of $275,000, including 350,000 shares of common stock to a director of the Company for total proceeds of $175,000.  During the year ended March 31, 2013, the Company issued 2,282,000 shares of common stock as part of a private placement for total proceeds of $2,282,000.

During the year ended March 31, 2014, the Company exchanged 2,875,650 outstanding warrants for 2,586,835 shares of common stock.  Under the guidance in FASB ASC 718-20-35, the Company compared the fair value of the shares of common stock issued to the fair value of the warrants exchanged.  To the extent that the fair value of the shares issued exceeded the value of the warrants as of the exchange dates, the Company recorded additional compensation costs.  This resulted in the Company recording an additional $595,042 of expense during the year ended March 31, 2014, which is reflected as a component of compensation and payroll taxes in the accompanying statement of operations.

Warrants

During the year ended March 31, 2014, the Company issued an aggregate of 880,000 warrants in connection with the Convertible Notes issued during the period, as well as 236,000 warrants for the payment of commissions associated with acquiring the Convertible Notes.  The Company also issued 300,000 warrants in connection with the senior convertible promissory note granted on November 22, 2013, which have been accounted for as derivative liabilities (see Note 7).  During the year ended March 31, 2013, the Company issued an aggregate of 1,800,000 warrants in connection with the Convertible Notes issued during the period.

During the year ended March 31, 2014, the Company issued an additional 125,000 warrants as payment of directors’ services.  The warrants were accounted for as derivative liabilities prior to the reverse stock split on December 2, 2013.  The warrants are exercisable into shares of the Company’s common stock at exercise prices between $2 and $3 per share.

During the year ended March 31, 2013, the Company issued an aggregate total of 1,124,842 warrants for services and the purchase of fixed assets.  The warrants issued during the year ended March 31, 2013 resulted in an aggregate of $1,201,370 of expense, as well as an increase to property and equipment of $12,763 for the purchase of transportation equipment.  These warrants are exercisable into shares of the Company’s common stock at exercise prices ranging from $1.00 to $11.00 per share.

The following summarizes the Company's warrant activity during the years ended March 31, 2014 and 2013.

Warrants

Outstanding - March 31, 2012	116,309

Granted	2,924,842
Exercised	(45,000)
Cancelled	(71,309)
Outstanding - March 31, 2013	2,924,842

Granted	1,541,000
Exercised	(20,350)
Cancelled	(2,875,650)
Outstanding - March 31, 2014	1,569,842

 (9)  Share Based Compensation:

Stock-Option Plan

The Company’s 2011 Stock Option Plan provides for the grant of 1,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain non-employees, are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.

As of March 31, 2014, the Company had 100,000 options outstanding at an exercise price of $10.00 per share.  These options were fully vested as of March 31, 2013, and therefore there no further compensation cost was recorded during the year ended March 31, 2014.  Stock option compensation cost recorded during the year ended March 31, 2013 amounted to $80,524.  No options were granted or exercised during the years ended March 31, 2014 and 2013.  The outstanding options will expire in November 2018.

Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO and President of the Company, which provides for an annual salary of $180,000.  Base salary will be increased to $300,000 based upon receipt of significant corporate or public funding.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus as follows:  1) Upon the Company’s execution of a definitive agreement with AMTRAK, Mr. Barron shall be granted 50,000 shares, 2) Upon the Company’s execution of a definitive agreement with BNSF, Mr. Barron shall be granted 25,000 shares, 3) Upon the Company’s execution of a definitive agreement with Union Pacific, Mr. Barron shall be granted 25,000 shares, 4) Upon the Company’s execution of a definitive agreement with a rail car provider, Mr. Barron shall be granted 25,000 shares, 5) Upon the Company’s completion of its operation of its first train between Los Angeles and Las Vegas, Mr. Barron shall be granted 75,000 shares.  He is also entitled to a car allowance of $1,000 per month.  His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron’s employment agreement commenced as of February 1, 2012.

The Company has an employment agreement with Wanda Witoslawski which requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $120,000 per year.  Base salary will be increased to $200,000 per year based only upon receipt of significant corporate or public funding.  Additionally, a total of 50,000 shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 150,000 shares.  In addition, Mrs. Witoslawski is entitled to receive an incentive or performance bonus as follows:  1) Upon the Company‘s execution of a definitive agreement with AMTRAK, Ms. Witoslawski shall be granted 25,000 shares, 2) Upon the Company’s execution of a definitive agreement with BNSF, Ms. Witoslawski shall be granted 12,500 shares, 3) Upon the Company’s execution of a definitive agreement with Union Pacific, Ms. Witoslawski shall be granted 12,500 shares, 4) Upon the Company’s execution of a definitive agreement with a rail car provider, Ms. Witoslawski shall be granted 12,500 shares, 5) Upon the Company’s completion of its operation of its first train between Los Angeles and Las Vegas, Ms. Witoslawski shall be granted 62,500 shares.  She is also entitled to a car allowance of $500 per month.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski’s employment agreement commenced as of February 1, 2012.

Due to the change in the Company’s business model, it is not probable for the stock to be issued under the above agreements.  Therefore, no further compensation cost is being recorded for the bonus shares to be issued to Mr. Barron and Ms. Witoslawski.

Our employment agreement with Penny White requires her to perform the duties of President and Chief Operating Officer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. White a base salary at the rate of $150,000 per year.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. White’s employment agreement commenced as of August 15, 2012.  As of March 31, 2014, there is a total of $240,833 in unrecognized stock-based compensation expense relating to this employment agreement.

(10)  Income Taxes:

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carry forwards.  The tax effects of significant items comprising the Company’s deferred taxes as of March 31, 2014 and 2013 are as follows:

	March 31,	March 31,
Deferred tax assets	2014	2013

Net operating loss carryforward	$10,732,493	$7,470,147
Share based compensation	600,019	477,373
Warrants issued in connection with debt	567,839	567,839
Valuation allowance	(11,900,351)	(8,515,359)
Net deferred tax assets	$-	$-

Deferred tax liabilities
Goodwill	$-	$55,914
Net deferred tax liabilities	-	55,914

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended March 31, 2014 and 2013 are as follows:

	March 31,	March 31,
	2014	2013

Income tax benefit from continuing operations computed at the Federal statutory rate of 34%	$(4,293,269)	$(2,463,568)
Income tax expense from discontinued operations computed at the Federal statutory rate of 34%	-	163,097
Increase in valuation allowance	3,384,992	2,226,526
Other	852,363	73,945
Amortization of goodwill	-	13,571
(Benefit from) provision for income taxes	$(55,914)	$13,571

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end March 31, 2014 or 2013.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of March 31, 2014, the Company had federal net operating loss carry forwards of approximately $31.6 million, which may be available to offset future taxable income for tax purposes.  These net operating loss carry forwards begin to expire in 2027 through 2032.  This carry forward may be limited upon the ownership change under IRC Section 382.

(11)  Related-Party Transactions:

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company was indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.   As of March 31, 2014 and 2013, the balance of the note was $0 and $124,301, respectively.  This note was included in liabilities of discontinued operations on the balance sheet. During the year ended March 31, 2014, the Company paid $124,301 to pay off principal balance and $27,272 for interest at the rate of 10%.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny was owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 1,000,000 shares of the Company’s stock, of which 200,000 were issued on April 23, 2010.  The remaining 800,000 shares were issued on August 15, 2012.

Dianne David Barron, the Company’s Manager of Station Development is the spouse of the CEO, Michael A. Barron and receives an annual salary of $96,000.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2014 and 2013 of $0 and $69,740, respectively.   This note was included in liabilities of discontinued operations on the balance sheet.  During the year ended March 31, 2014, the Company paid $69,740 to pay off principal balance and $14,592 for interest at the rate of 10%.

Gilbert H. Lamphere, a Director of the Company, is a partner of FlatWorld Capital, a company that entered into Advisory Agreement with Las Vegas Railway Express, Inc. As compensation FlatWorld Capital was issued 494,396 warrants which are exercisable into shares of common stock at exercise prices ranging from $2 to $11 per share.

During the year ended March 31, 2014, the Company issued an additional 125,000 warrants as payment of directors’ services.  The warrants are exercisable into shares of the Company’s common stock at exercise prices between $2 and $3 per share.  The Company also issued 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.

During the year ended March 31, 2014, the Company incurred $53,822 of legal and administrative expenses relating to the formation of a limited partnership, of which the Company holds a 20% interest and is the general partner.

John H. Marino, a former Director of the Company through March 10, 2014, is a 100% owner of Transportation Management Services, Inc., a company that entered into consulting agreement with the Company. During the year ended March 31, 2013 Transportation Management Services, Inc. was issued 30,000 shares of common stock, as well as $13,500 in cash, which resulted in total consulting expense of $43,500.  During the year ended March 31, 2014, the Company issued Transportation Management Services, Inc. 13,125 shares of common stock as payment for services provided which resulted in consulting expense of $10,500.  During the year ended March 31, 2013, the Company acquired four of its railcars from Transportation Management Services, Inc. for a total purchase price of $29,000, along with warrants to purchase 6,050 shares of common stock which were valued at $12,763.

(12)  Discontinued Operations:

Prior to January 21, 2010, the Company had been actively engaged in acquiring underperforming mortgage loan portfolios and generating revenues from re-performing, sale of loans and fee revenue.  As of January 21, 2010, the Company changed its primary business and abandoned the prior business. Accordingly, the assets and liabilities and results of operation related to this business have been classified as discontinued operations in the financial statements for all periods presented.  During the year ended March 31, 2014 and 2013, the Company had net income from discontinued operations of $0 and $476,766, respectively, which resulted from the write down of payables.

The following table summarizes the liabilities classified as discontinued operations in the accompanying balance sheets:

	March 31,	March 31,
	2014	2013

Notes payable, related party	$-	$194,041
	$-	$194,041

The Company entered into forbearance agreements with investors holding the notes that are included in liabilities to be disposed of.  The outstanding balance of the notes were fully paid by March 31, 2014.

(13)  Subsequent Events

On April 1, 2014, the Company issued stock options to 5 employees and members of management that entitle the employees to a combined 20% of the total issued and outstanding common shares.  The Company also issued stock options to directors as compensation which provides for the purchase of an aggregate total of 2,400,000 shares of common stock.  All options granted have an exercise price of $0.0001 per share.  The stock options are fully vested on the date of issuance and have a contractual life of 5 years.  Subsequent to the year ended March 31, 2014, the Company issued an aggregate total of 5,144,054 shares of common stock for the exercise of options.

On April 2, 2014, the Company entered issued a convertible promissory note for $100,000 with a maturity date of October 2, 2014.  The note is convertible into shares of the Company’s common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement (see Note 5).  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets.

On April 14, 2014, the Company entered into a securities purchase agreement with Ascendiant Capital Partners. LLC (“Ascendiant”) whereby the Company may sell to Ascendiant up to $10 million worth of the Company’s common stock on a private placement basis.  Upon entering into the securities purchase agreement, the Company issued Ascendiant 1,250,000 shares of common stock as a commitment fee.  On June 24, 2014, the Company terminated the securities purchase agreement with Ascendiant.

On April 17, 2014, the Company issued a convertible note payable providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received borrowings under this convertible note payable of $50,000 in April 2014.

On April 23, 2014, the Company entered into an Assignment and Use Agreement with Santa Fe Southern Railroad (“SFSR”) with a term of 5 years, pursuant to which SFSR granted the Company exclusivity to manage and control all aspects of Excursion Services and special Event Services between Lamy and Santa Fe, New Mexico.  Under the terms of the agreement, the Company will pay for the cost of repairs of the tracks and equipment up to a sum of $250,000.  The Company and SFSR have further agreed to enter into a lease agreement for certain equipment and a service agreement to allow the Company to operate certain equipment on existing SFSR tracks.

On April 30, 2014, the Company entered into a convertible note payable providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, one upon execution of the note, one due one month after execution, and one due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding for.  The Company received payments of $83,333 on May 5, 2014 and on May 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due.

On May 6, 2014, the Company entered into a convertible note payable providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum.  The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest.  The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.

On May 12, 2014, the Company entered into a secured convertible promissory note providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.

On May 28, 2014, the Company issued into a convertible promissory note providing for borrowings of $125,000.  The convertible promissory note matures on August 28, 2014, at which point the Company owes $187,500 which includes a total of $62,500 in interest expense.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion.

On June 13, 2014, the Company issued convertible debenture providing for total borrowing of $55,000 which accrue interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $0.25 per share.

Subsequent to the year ended March 31, 2014, the Company issued 90,000 shares of common stock to a consultant pursuant to a consulting agreement and 50,000 shares to an employee pursuant to an employment agreement.

Subsequent to the year ended March 31, 2014, the Company issued 585,000 shares of common stock for the partial conversion of convertible notes payable and interest outstanding at March 31, 2014.  The Company also issued 18,741 shares of common stock as payment of accrued interest on note payables and 646,176 shares of common stock as a payment for aged accounts payables.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as March 31, 2014.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Michael A. Barron	63	Chairman of the Board of Directors, Chief Executive Officer
John D. McPherson	66	Director
Gilbert H. Lamphere	61	Director
Wanda Witoslawski	49	Chief Financial Officer and Treasurer
John M.B. O’Connor	59	Director
George Rebensdorf	59	Director
Penny White	53	President and Chief Operating Officer

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

Michael A. Barron – Chairman and Chief Executive Officer, 63

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

Wanda Witoslawski - Chief Financial Officer, 49

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

Penny White – President/ Chief Operating Officer - 53

Ms. White previously was on the Branson, MO District Marketing Counsel and Ad Committee for the Branson Chamber of Commerce and Convention and Visitors Bureau and was the Vice President for FlyBranson Travel, LLC dba Branson Air Express. Ms. White was instrumental in the startup of The Branson Airports owned airline Branson AirExpress. ¨

Prior to joining The Branson Airport, Ms. White worked for Allstate Ticketing and Tours in Las Vegas where she took a “mom and pop” company with 30 employees and 5 locations that was generating $3 million in annual revenue to a medium sized company with over 250 employees and 21 locations producing $56 million in annual revenue from managing Hotel Box Offices, Hoover Dam ticketing services to managing customer service booths at Forum Shops, Canal Shops and Miracle Mile at Planet Hollywood. During her 9 year tenure she held the positions of Controller, Vice President of Finance and Marketing and President. Several of her achievements at Allstate was developing their propriety ticketing system and securing the URL name showtickets.com, where she was instrumental in taking it from conceptual to revenue producing in 2001.

John D. McPherson – Director, 66

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

John M. B. O’Connor - Director, 59

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

George Rebensdorf - Director, 59

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended March 31, 2014, except that, Form 4’s were filed late for John O’Connor, John D. McPherson and George Rebensdorf.

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

Item 11.  Executive Compensation.
SUMMARY COMPENSATION TABLE

Annual Compensation

Name and				Share	All Other
Principal Position (1)	Year	Salary	Bonus	Awards (2)	Compensation	Total

Michael A. Barron	2014	$254,444	$-	$-	$12,000	$266,444
CEO and Chairman	2013	$246,967	$-	$70,000	$12,000	$328,967

Wanda Witoslawski	2014	$230,000	$-	$220,000	$-	$450,000
CFO and Treasurer	2013	$142,055	$-	$255,000	$-	$397,055

Penny White	2014	$182,778	$-	$170,000	$-	$352,778
COO and President	2013	$-	$-	$-	$-	$-

(1)	Penny White was appointed COO and President on February 11, 2014. Prior to that, Michael Barron served as the President and CEO.

(2)	Stock value calculation based on the price of the stock at agreement date.

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

Our employment agreement with Penny White requires her to perform the duties of President and Chief Operating Officer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. White a base salary at the rate of $150,000 per year.  Additionally, a total of 1 million shares per year will be vested quarterly, in arrears, for a total period of 3 years for a total of 3 million shares.  Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. White’s employment agreement commenced as of August 15, 2012.

Director Compensation for Year Ended March 31, 2014

The following table sets forth director compensation for the year ended March 31, 2014 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
John D. McPherson	12,000	31,500	43,500
George Rebensdorf	12,000	-	12,000
Thomas Mulligan(2)	11,000	-	12,000
Gilbert H. Lamphere	12,000	47,500	59,500
John O’Connor	12,000	-	12,000

(1)	Stock value calculation based on the price of the stock at agreement date.
(2)	Resigned as a board member on June 18, 2014.

We currently compensate our directors for being a Board member the equivalent of an initial 25,000 shares of common stock plus $12,000 annual fee for each member.  Thomas Mulligan resigned as a director on June 18, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael A. Barron	50,000	-	-	$10.00	November 1, 2018	-	-	-	-

Stock Option Plan

Our Board of Directors has adopted a stock option plan and reserved an aggregate of 1,000,000 shares of common stock for grants of restricted stock and stock options under the plan.  The purpose of the plan is to enhance the long-term stockholder value of the Company by offering opportunities to officers, directors, employees and consultants of the Company to participate in our growth and success and to encourage them to remain in the service of the Company and acquire and maintain stock ownership in the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2014 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

	Amount and Nature of
Directors and Officers (1)	Beneficial Ownership (2)	Percent of Class (3)

Michael Barron, CEO and Chairman (4)	1,258,214	7.60%
Wanda Witoslawski, CFO and Treasurer	186,429	1.16%
Penny White, President and COO (5)	150,000	0.93%
John McPherson, Director	95,833	0.60%
Gilbert H. Lamphere, Director (6)	1,298,601	7.98%
Thomas Mulligan, Director (7)	50,000	0.31%
John O'Conner, Director	158,260	0.99%
George Rebensdorf, Director (8)	96,544	0.60%

All directors and executive officers as a group	3,293,881	20.17%

(1)	The address of each of the beneficial owners is 6650 Via Austi Parkway, Suite 140, Las Vegas, Nevada 89119.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 16,041,142 shares outstanding as of March 31, 2014.

(4)	Includes 328,103 shares held by Allegheny Nevada Holdings Corporation which is in the sole control of Michael Barron. Also includes warrants to purchase 519,396 shares of Common Stock.

(5)	Includes warrants to purchase 100,000 shares of Common Stock to be issued per employment agreement.

(6)
Includes 350,000 shares of Common Stock registered in the name of American Pension Services, Inc. for the benefit of Gilbert H. Lamphere. Also includes warrants to purchase 223,601 shares of Common Stock.

(7)	Includes warrants to purchase 25,000 shares. Thomas Mulligan resigned as a director on June 18, 2014.

(8)	Includes 4,877 shares owned by Auric Trading, LLC.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Two of our directors, John McPherson and John O’Connor, are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron, Mr. Rebensdorf and Mr. Lamphere and their other business enterprises. Mr. Lamphere and Mr. Rebensdorf own or are partners other business enterprises that entered into advisory or consulting agreements with Las Vegas Railway Express, Inc. and Mr. Barron is executive officer, CEO, of the Company. The following is a description of transactions and relationships between us, our executive officers and our directors and each of their affiliates.

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, “Allegheny”.  The Company was indebted to Allegheny by a certain promissory note, dated January 6, 2009, of which Allegheny loaned the Company funds for working capital needs.   As of March 31, 2014 and 2013, the balance of the note was $0 and $124,301, respectively.  This note was included in liabilities of discontinued operations on the balance sheet. . During the year ended March 31, 2014, the Company paid $124,301 to pay off principal balance and $27,272 for interest at the rate of 10%.

On November 23, 2009, the Company entered into an Asset Purchase Agreement with Las Vegas Railway Express, a Nevada Corporation, of which Allegheny was owner of 28.6% and Mr. Barron is a 28.6% owner, independent of Allegheny.  On January 21, 2010, by shareholder approval the Company acquired Las Vegas Railway Express for 1,000,000 shares of the Company’s stock, of which 200,000 were issued on April 23, 2010.  The remaining 800,000 shares were issued on August 15, 2012.

Dianne David Barron, the Company’s Manager of Station Development is the spouse of the CEO, Michael A. Barron and receives an annual salary of $96,000.

Joseph Cosio-Barron, former President, Secretary and Director of the Company is a 100% owner of CBS Consultants “CBS”, a Nevada Corporation.  CBS had a 22.9% ownership of Las Vegas Railway Express at the time of acquisition on October 1, 2009, the Company entered into a promissory note with Mr. Cosio-Barron for $86,709.  The Company converted 867,085 shares of the Company’s stock at $0.05 per share, resulting in a balance at March 31, 2014 and 2013 of $0 and $69,740, respectively.   This note was included in liabilities of discontinued operations on the balance sheet.  During the year ended March 31, 2014, the Company paid $69,740 to pay off principal balance and $14,592 for interest at the rate of 10%.

Gilbert H. Lamphere, a Director of the Company, is a partner of FlatWorld Capital, a company that entered into Advisory Agreement with Las Vegas Railway Express, Inc.  As compensation FlatWorld Capital was issued 494,396 warrants which are exercisable into shares of common stock at exercise prices ranging from $2 to $11 per share.

During the year ended March 31, 2014, the Company issued an additional 125,000 warrants as payment of directors’ services.  The warrants are exercisable into shares of the Company’s common stock at exercise prices between $2 and $3 per share.  The Company also issued 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.

During the year ended March 31, 2014, the Company incurred $53,822 of legal and administrative expenses relating to the formation of a limited partnership, of which the Company holds a 20% interest and is the general partner.

John H. Marino, a former Director of the Company through March 10, 2014, is a 100% owner of Transportation Management Services, Inc., a company that entered into consulting agreement with the Company. During the year ended March 31, 2013 Transportation Management Services, Inc. was issued 30,000 shares of common stock, as well as $13,500 in cash, which resulted in total consulting expense of $43,500.  During the year ended March 31, 2014, the Company issued Transportation Management Services, Inc. 13,125 shares of common stock as payment for services provided which resulted in consulting expense of $10,500.  During the year ended March 31, 2013, the Company acquired four of its railcars from Transportation Management Services, Inc. for a total purchase price of $29,000, along with warrants to purchase 6,050 shares of common stock which were valued at $12,763.

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

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2014 and 2013 were approximately $80,750 and $78,825, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended March 31, 2014 and 2013.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Balance Sheets as of March 31, 2014 and 2013.

● Statements of Operations for the fiscal years ended March 31, 2014 and 2013.

● Statements of Cash Flows for the fiscal years ended March 31, 2014 and 2013.

● Statement of Stockholders’ (Deficit) for the fiscal years ended March 31, 2014 and 2013.

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

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)
3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)
10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)
10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)
10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)
10.7	Form of Subscription Agreement (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).
10.8	Form of Note (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).
10.9	Form of Investor Warrant (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).
10.10	Employment Agreement with Penny White, dated June 20, 2012.
10.11	Asset Purchase Agreement, dated November 23, 2009, closing on January 21, 2010, between the Company and Las Vegas Railway Express, a Nevada corporation.
10.12	Consulting Agreement between the Company and Transportation Management Services, Inc. dated May 1, 2013.
10.13	Advisory Agreement between the Company and FlatWorld Capital dated November 30, 2012.
10.14	Leasing Agreement with Mid America Leasing Company dated September 5, 2013.
10.15	Agreement with Masterpiece Cuisine dated November 25, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron	Chief Executive Officer, Chairman (principal executive officer)	June 30, 2014
Michael A. Barron

/s/Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	June 30, 2014
Wanda Witoslawski

/s/John D. McPherson	Director	June 30, 2014
John D. McPherson

/s/Gilbert H. Lamphere	Director	June 30, 2014
Gilbert H. Lamphere

/s/John O’Connor	Director	June 30, 2014
John O’Connor

/s/George Rebensdorf	Director	June 30, 2014
George Rebensdorf