Form 10-Q
period 2014-06-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-08-14
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Number of outstanding shares of common stock as of August 14, 2014 was 26,702,072.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
Assets

Current assets
Cash	$43,413	$87,910
Other current assets	88,986	101,250
Total current assets	132,399	189,160

Property and equipment, net of accumulated depreciation	699,328	684,407

Other assets
Other assets	21,500	22,385
Total other assets	21,500	22,385
Total assets	$853,227	$895,952

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$-	$13,333
Accounts payable and accrued expenses	480,231	442,711
Derivative liability	1,519,753	1,198,018
Notes payable - related parties	59,000	-
Current portion of convertible notes payable, net of discount	1,942,060	1,271,984
Total current liabilities	4,001,044	2,926,046
Long-term portion of convertible debt, net of current portion	257,625	150,000
Total liabilities	4,258,669	3,076,046

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,075,114 and 16,041,143 shares issued and outstanding as of June 30, 2014 (unaudited) and March 31, 2014, respectively	2,408	1,604
Additional paid-in capital	32,707,028	29,445,945
Common stock payable	66,485	-
Accumulated deficit	(36,181,363)	(31,627,643)
Total stockholders' deficit	(3,405,442)	(2,180,094)
Total liabilities and stockholders' deficit	$853,227	$895,952

See accompanying notes to condensed financial statements
                      -

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2014	2013

Operating Expenses:
Compensation and payroll taxes	$2,866,004	$849,329
Selling, general and administrative	384,050	208,123
Professional fees	769,388	581,788
Depreciation expense	2,436	1,434
Total expenses	4,021,878	1,640,674

Loss from operations	(4,021,878)	(1,640,674)

Other income (expense)
Interest expense	(1,402,041)	(2,521,627)
Change in derivative liability	870,199	950,245
Total other income (expense)	(531,842)	(1,571,382)

Net loss from operations before provision for income taxes	(4,553,720)	(3,212,056)
Provision for income taxes	-	(4,491)

Net loss	$(4,553,720)	$(3,216,547)

Net loss per share, basic and diluted	$(0.34)	$(0.40)

Weighted average number of common shares outstanding, basic and diluted	13,357,337	8,003,339

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(4,553,720)	$(3,216,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,436	1,434
Amortization of discounts on note payable	1,041,344	2,305,550
Amortization of debt offering costs	-	155,391
Deferred tax provision	-	4,491
Change in value of derivative liability	(870,199)	(950,245)
Stock issued and subscribed for services	511,869	400,905
Stock option compensation	2,446,615	-
Stock issued in connection with exchange agreements	103,388	-
Warrants issued for services	82,354	221,789

Changes in operating assets and liabilities:
Other current assets	12,264	20,531
Other assets	885	(3,349)
Liabilities of discontinued operations, net	-	(109,000)
Accounts payable and accrued expenses	129,443	104,303

Net cash used in operating activities	(1,093,321)	(1,064,747)

Cash flows from investing activities
Purchases of property and equipment	(17,357)	(107,565)
Net cash used in investing activities	(17,357)	(107,565)

Cash flows from financing activities
Proceeds from exercise of stock options	514	-
Proceeds from convertible notes payable	1,006,667	880,000
Proceeds from notes payable - related parties	59,000	-

Net cash provided by financing activities	1,066,181	880,000

Net change in cash	(44,497)	(292,312)
Cash, beginning of the period	87,910	1,262,615
Cash, end of the period	$43,413	$970,303

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued as payment of accounts payable	$38,771	$-
Stock issued for debt and accrued interest	$84,929	$270,911

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and basis of presentation

Basis of Financial Statement Presentation:

The accompanying unaudited interim financial statements of Las Vegas Railway Express, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2015 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $4,553,720 for the three months ended June 30, 2014. The Company also has an accumulated deficit of $36,181,363 and a negative working capital of $3,868,645 as of June 30, 2014, as well as outstanding convertible notes payable of $2,959,792. Management believes that it will need additional equity or debt financing to be able to implement the business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there has been no impairment of its long-lived assets during the three months ended June 30, 2014 or 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2014 and March 31, 2014, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss Per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings Per Share,” the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the three months ended June 30, 2014 and 2013 as the amounts are anti-dilutive. As of June 30, 2014, the Company had 1,770,969 outstanding options which were excluded from the computation of net income per share because they are anti-dilutive. As of June 30, 2014, the Company also had convertible debt of $2,959,792 which was excluded from the computation. As of June 30, 2014, the Company had 2,315,649 outstanding warrants which were also excluded from the computation because they were anti-dilutive.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended June 30, 2014 are as follows. There were no options or warrants granted during the three months ended June 30, 2013 that were valued using the Black-Scholes model.

Three Months Ended
June 30,
2014

Expected life in years	2.5
Stock price volatility	170.94% - 178.31%
Risk free interest rate	0.76% - 0.95%
Expected dividends	NA
Forfeiture rate	0%

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

The Company values these warrants and embedded conversion options in notes payable using the binomial lattice method. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the condensed statement of operations (see Note 6).

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

In determining the appropriate fair value of the goodwill and derivative liabilities, the Company used the following input levels for its valuation methodology.

	Fair Value	Fair Value Measurements at June 30, 2014
	as of	Using Fair Value Heirarchy
	June 30, 2014	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$1,519,753	$-	$1,519,753	$-

New Accounting Pronouncements:

There are no recent accounting pronouncements that management believes will have a material impact on the Company's present or future consolidated financial statements

(3) Property and Equipment

Property and equipment consisted of the following.

	June 30,	March 31,
	2014	2014
	(Unaudited)

Office equipment	$65,084	$61,611
Computer software	24,167	24,167
Transportation equipment under construction	635,686	621,802

	724,937	707,580

Less: accumulated depreciation	(25,609)	(23,173)

	$699,328	$684,407

(4) Notes payable

A summary of outstanding notes payable is as follows:

	June 30,	March 31,
	2014	2014
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012.	$-	$13,333

Total outstanding notes payable	$-	$13,333

The above note payable was repaid in full during the three months ended June 30, 2014. Debt Securities Assignment and Purchase agreement (see Note 7).

(5) Convertible Notes Payable

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the “JMJ Note”). As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note. Outstanding borrowings mature two years from the effective date of each payment. If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%. However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum. The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement. During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note. During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 785,000 shares of common stock under the terms of the agreement. As of June 30, 2014, the outstanding balance of the JMJ Note amounted to $120,125.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the “Note”), and warrants to purchase 300,000 shares of common stock (the “Warrants”), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.70, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. The Company’s obligations under the Note are secured by substantially all of the Company’s assets. The Warrants have a five year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $1.00, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 Note originally issued on November 22, 2013 under the Purchase Agreement. Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note and accrued interest is cancelled and replaced with a new note for $2,000,000. The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of $181,944 was recorded as interest expense during the three months ended June 30, 2014.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the “Iconic Note”) in which the Company has access to borrow a total principal amount of $165,000. All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015. The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014. At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company’s common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to conversion election date. During the three months ended June 30, 2014, the Company borrowed an additional $100,000 under the Iconic Note. The outstanding principal balance as of June 30, 2014 amounted to $155,000.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the “KBM Note”) for total principal borrowings of $68,000, which represented the amount outstanding as of June 30, 2014 and March 31, 2014. The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company’s common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014. The note is convertible into shares of the Company’s common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement. Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000. The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016. The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date. The Company received borrowings under this convertible note payable of $50,000 in April 2014, which represented the outstanding balance as of June 30, 2014.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, one upon execution of the note, one due one month after execution, and one due two months after execution. Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding for. The Company received payments of $83,333 on May 5, 2014 and on May 30, 2014. The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due. The outstanding balance related to this note amounted to $166,667 as of June 30, 2014.

On May 6, 2014, the Company entered into a convertible note payable with KBM Worldwide, Inc. providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum. The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest. The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the “Typenex Note”) providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum. All outstanding borrowings mature and are due in 20 months from the issuance date. The Company received an initial payment of $87,500 on the note issuance date. The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date. If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%. The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share. The outstanding balance related to this note amounted to $87,500 as of June 30, 2014.

On May 28, 2014, the Company issued into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000. The convertible promissory note matures on August 28, 2014, at which point the Company owes $187,500 which includes a total of $62,500 in interest expense. The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion.

On June 13, 2014, the Company entered a convertible debenture agreement with Group 10 Holdings, LLC providing for total borrowing of $55,000 which accrue interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $0.25 per share. In connection with the agreement, the Company issued 50,000 shares of common stock as a commitment fee. The fair value of the common stock issued amounted to $8,500 and has been recorded as a discount to the note payable. The amount is being amortized into interest expense through the maturity date of June 13, 2015.

The above warrants issued with the Purchase Agreement and Typenex Note have anti-dilution clauses and variable exercise rates that prevent calculation of the ultimate number of shares that may be issued upon exercise, and all of the outstanding convertible note balances described above have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible. As a result, the Company accounts for both the conversion feature associated with these notes and the warrants as derivatives. The Company values these warrants and conversion features using the binomial lattice method. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

The following summarizes the book value of the convertible notes payable outstanding as of June 30, 2014 and March 31, 2014.

	June 30,	March 31,
	2014	2014
	(Unaudited)

Principal balance of convertible notes payable outstanding	$2,959,792	$2,023,000

Less: discount on convertible notes payable	(760,107)	(601,016)

Convertible notes payable, net	$2,199,685	$1,421,984

Future scheduled maturities of these notes payable are as follows:

Year Ended
June 30,

2015	$2,702,167
2016	257,625
Total	$2,959,792

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

The Company had a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split or anti-dilution, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to November 30, 2012 were classified as derivative liabilities. On December 2, 2013, the Company effected a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock shares. As a result, the Company’s outstanding shares of common stock and common stock equivalents no longer exceeded the number of authorized shares. As a result, as of December 2, 2013, these instruments that were accounted for as derivative liabilities were reclassified as equity.

Other Derivatives

The Company has certain warrants and notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and the notes payables have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.

The derivative liability, as it relates to the different instruments, is shown in the following table.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$205,248	$992,770	$1,198,018	$1,663,394	$1,518,143	$3,181,537
Additional issuances	148,903	1,043,031	1,191,934	2,472,282	1,364,711	3,836,993
Exercised/converted	-	-	-	-	(266,459)	(266,459)
Change in derivative liability	(247,591)	(622,608)	(870,199)	22,441	(972,686)	(950,245)
Ending balance, June 30	$106,560	$1,413,193	$1,519,753	$4,158,117	$1,643,709	$5,801,826

The derivative liability was valued using the binomial lattice method with the following inputs.

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

Expected life in years	0.25 - 5 years	0.59 - 4.43 years
Stock price volatility	160.4% - 256.7%	112.3% - 270.1%
Discount rate	0.04% - 1.68%	0.09% - 1.20%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

During the three months ended June 30, 2013, the Company issued an aggregate of 270,911 shares of common stock for the conversion of $270,911 in convertible notes payable and accrued interest. This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company. During the three months ended June 30, 2014 the Company issued an aggregate of 785,000 of common stock for the conversion of $69,875 of outstanding notes payable.

During the three months ended June 30, 2013, the Company issued an aggregate of 129,500 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $318,550. During the three months ended June 30, 2014, the Company issued an aggregate of 1,390,000 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $511,870. The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the three months ended June 30, 2013, the Company issued 9,823 shares of common stock for the exercise of warrants. There were no warrants exercised during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Company issued 5,144,054 shares of common stock for the exercise of stock options. There were no stock options exercised during the three months ended June 30, 2013.

On May 30, 2014, the Company entered into a Debt Securities Assignment and Purchase agreement, along with a Securities Exchange and Settlement Agreement with Beaufort Capital Partners LLC (“Beaufort”). Per the terms of the agreements, the Company assigned $38,771 of outstanding accounts payable to Beaufort, in exchange for allowing Beaufort to convert the amounts into common stock, at a date of their choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date. During the three months ended June 30, 2014, Beaufort elected to convert the amount into 646,176 shares of common stock per the terms of the agreement. The difference between the conversion amount of $38,771 and the fair value of the shares issued amounted to $103,388, and was recorded as interest expense during the three months ended June 30, 2014.

On May 30, 2014, the Company entered into additional Debt Securities Assignment and Purchase and Securities Exchange and Settlement Agreements with Beaufort which provide for the assignment of $66,485 of liabilities from the Company to Beaufort, including $51,432 of outstanding account payables, outstanding note payable balance of $13,333 (see Note 4) and $1,720 of accrued interest. In connection with the agreements, the amounts are payable to Beaufort in common stock at a date of Beaufort’s choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date. As of June 30, 2014, the amount of $66,485 is still outstanding as Beaufort has not elected to convert the amounts yet. As the amounts are required to be paid in common stock, the Company has classified these amounts as a component of stockholders equity on the accompanying condensed balance sheet as of June 30, 2014.

Warrants

During the three months ended June 30, 2013, the Company issued an aggregate of 880,000 warrants in connection with the Convertible Notes issued during the period, as well as 238,000 warrants for the payment of commissions associated with acquiring the Convertible Notes. These warrants have been accounted for as derivative liabilities (see Note 6).

During the three months ended June 30, 2013, the Company issued an additional 100,000 warrants as payment of directors’ services. The warrants have been accounted for as derivative liabilities (see Note 6).

During the three months ended June 30, 2014, the Company issued warrants in connection with the Typenex Note (see Note 5) granting the debt holder the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share. The warrants have been accounted for as derivative liabilities (see Note 6).

(8) Stock Option Plan:

The Company’s 2011 Stock Option Plan provides for the grant of 1,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain non-employees, are eligible to receive options which are approved by a committee of the Board of Directors. These options vest over five years and are exercisable for a ten-year period from the date of the grant. As of June 30, 2014 and March 31, 2014, the Company had 100,000 fully vested options outstanding under the 2011 Stock Option Plan at an exercise price of $10.00 per share. The options expire in November 2018.

On April 1, 2014, the Company adopted the 2014 Stock Option Plan which provides for the grant of options to certain members of management totaling an aggregate of 20% of the total issued and outstanding shares of common stock. The options are considered granted on each day that the Company issues shares, at which point the Company values the options using the Black-Scholes method and records the applicable share-based compensation expense. On April 1, 2014, the Company also issued stock options to directors as compensation which provides for the purchase of an aggregate total of 2,000,000 shares of common stock. All options granted have an exercise price of $0.0001 per share. The stock options are fully vested on the date of issuance and have a contractual life of 5 years.

The following is a summary of the Company’s stock option activity.

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2014	100,000	$10.00	4.59	$-
Granted	6,815,023	0.0001		2,446,581
Exercised	(5,144,054)	0.0001		1,268,912
Outstanding at June 30, 2014 (unaudited)	1,770,969	$0.56	4.73	$166,930

Vested and expected to vest at June 30, 2014	1,770,969	$0.56	4.73	$166,930

Exercisable at June 30, 2014	1,770,969	$0.56	4.73	$166,930

As of June 30, 2014, the Company had no unvested stock options or unrecognized stock option expense. The weighted average grant date fair value of $0.36 per option.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$10.00	100,000	4.34	$10.00	100,000	$10.00
0.0001	1,670,969	4.76	0.0001	1,670,969	0.0001
	1,770,969			1,770,969

(9) Related Party Transactions

During the three months ended June 30, 2014, the Company entered into short-term borrowings with the Chief Financial Officer and Chief Executive Officer amounting to a total of $59,000. The outstanding amounts accrue interest at a rate of 10% per month and are payable on demand.

(10) Subsequent Events

On July 1, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum. The outstanding borrowings and accrued interest are payable on March 19, 2015. The outstanding amounts are convertible into shares of common stock at the debt holder’s option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion.

On July 18, 2014, the Company entered into a convertible note payable with LG Capital Funding, LLC providing for total borrowings of $90,000, which is payable in 2 installments of $45,000, one upon execution of the note and one is the back end. Interest on the note equals 8% of the total principal balance. The Company received payment of $45,000 on July 22, 2014. The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due. The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On July 24, 2014, the Company entered into a security purchase agreement with ADAR BAYS, LLC providing for total borrowings of $71,000, with the first note being of $36,000 and the second note being in the amount of $35,000. Interest on the note equals 8% of the total principal balance. The Company received payment of $36,000 on July 28, 2014. The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due. The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry, as well as the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on June 30, 2014.

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

On April 23, 2014, the Company entered into an agreement with the Santa Fe Southern Railway, located in Santa Fe New Mexico, to manage the passenger services on the railroad. The Company will be adding its Club X cars to the train consists. Operations on the route are planned to commence in August 2014. Subsequent routes will follow with a similar deployment format.

The Company owns outright a series of 16 bi-level passenger railcars as well as two leased cars acquired through an agreement with Mid America Leasing Company. These cars are planned for use in the deployment of cars on our future affiliated routes and acquired companies. The first two cars have been completed and are scheduled to go into service on the Santa Fe Southern Railway in August of 2014. The remaining cars are scheduled to be refurbished during the remainder of 2014.

The Company’s common stock is currently quoted on the OTCQB under the symbol “XTRN”. The company website is www.vegasxtrain.com. The contents of this website are not incorporated into this Report.

The Company maintains offices at 6650 Via Austi Parkway, Suite 140, Las Vegas, Nevada 89119.

Critical Accounting Policies

The preparation of our condensed financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Long-Lived Assets:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended June 30, 2014 are as follows. There were no options or warrants granted during the three months ended June 30, 2013 that were valued using the Black-Scholes model.

Three Months Ended
June 30,
2014

Expected life in years	2.5
Stock price volatility	170.94% - 178.31%
Risk free interest rate	0.76% - 0.95%
Expected dividends	NA
Forfeiture rate	0%

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

The Company values these warrants and embedded conversion options in notes payable using the binomial lattice method. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the condensed statement of operations.

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

Results of Operations

The following is a comparison of the results of operations for the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change

Operating Expenses:
Compensation and payroll taxes	$2,866,004	$849,329	$2,016,675	237.4%
Selling, general and administrative	384,050	208,123	175,927	84.5%
Professional fees	769,388	581,788	187,600	32.2%
Depreciation expense	2,436	1,434	1,002	69.9%
Total expenses	4,021,878	1,640,674	2,381,204	145.1%

Loss from continuing operations	(4,021,878)	(1,640,674)	(2,381,204)	145.1%

Other income (expense)
Interest expense	(1,402,041)	(2,521,627)	1,119,586	-44.4%
Change in derivative liability	870,199	950,245	(80,046)	-8.4%
Total other income (expense)	(531,842)	(1,571,382)	1,039,540	-66.2%

Net loss from operations before provision for income taxes	(4,553,720)	(3,212,056)	(1,341,664)	41.8%
Provision for income taxes	-	(4,491)	4,491	-100.0%
Net loss	$(4,553,720)	$(3,216,547)	$(1,337,173)	41.6%

Operating Expenses

Compensation expense increased by $2,016,675, or 237.4%, during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013. The increase in compensation expense during the quarter ended June 30, 2014 is primarily due to the issuance of stock options to employees and Board members resulting in additional expenses of $2,446,615. The increase in expenses in 2014 was offset by additional expenses during the quarter ended June 30, 2013 of $221,789 for the issuance of warrants as compensation to Board members. Selling, general and administrative expenses increased by $175,927, or 84.5%, during the quarter ended June 30, 2014 as compared to the same period in 2013 primarily due to increases in rental expense for two railcars that we began leasing in August 2013, as well as increased expenses associated with our Assignment and Use Agreement with Santa Fe Railroad which we expect to start operating in August 2014. Professional fees increased by $187,600, or 32.2%, during 2014 as compared to 2013 due primarily to increases in legal fees, consulting services, accounting and financial advisory related to the implementation of the business plan and raising funds.

Other (Expense) Income

Interest expense decreased by $1,119,586, or 44.4%, during the quarter ended June 30, 2014 as compared to the same period in 2013. The decrease is due primarily to the increase in debt outstanding during the quarter ended June 30, 2013 due to the issuance of convertible notes payable from February 2013 through June 2013. The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable. The discount is being amortized into interest expense over the maturity date of the convertible notes. This resulted in additional interest expense during the three months ended June 30, 2013 of $2,305,550. In addition, we had capitalized debt issuance costs related to these convertible notes payable, which are being amortized over the maturity date of the notes of February 1, 2014, which resulted in additional interest expense in 2013 of $155,391. We had no additional interest expense from the amortization of capitalized debt issuance costs in 2014. During the three months ended June 30, 2014, we had no remaining capitalized debt issuance costs and amortization of debt discounts amounted to $1,041,344.

The change in value of the derivative liabilities for the three months ended June 30, 2014 amounted to $870,199, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2014. The change in value of the derivative liabilities for the three months ended June 30, 2013 amounted to $950,245, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2013. The decrease in the value of the derivative liabilities during these periods was primarily due to the decline of our stock price during the period, which has driven the reduction in value.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $4,553,720 for the three months ended June 30, 2014. The Company also has an accumulated deficit of $36,181,363 and a negative working capital of $3,868,645 as of June 30, 2014, as well as outstanding convertible notes payable of $2,959,792. Management believes that it will need additional equity or debt financing to be able to implement the business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2014 and 2013 were $1,093,321 and $1,064,747, respectively. Cash used in operating activities for the three months ended June 30, 2014 and 2013 were primarily due to net losses of $4,553,720 and $3,216,547, respectively. During the three months ended June 30, 2014, the net loss included significant non-cash expenses of $511,869 in stock issued for services, $1,041,344 in amortization of discounts on notes payable, and $2,446,615 in stock option compensation. During the three months ended June 30, 2013, the net loss included significant non-cash expenses of $400,905 for stock issued for services, $221,789 in warrants issued for services, and $2,305,550 in amortization of discounts on notes payable.

Net cash used in investing activities during the three months ended June 30, 2014 amounted to $17,357, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs. Net cash used in investing activities during the three months ended June 30, 2013 was $107,565 primarily due to the acquisition of rail cars and other capitalized costs towards the railroad project.

Net cash provided by financing activities for the three months ended June 30, 2014 amounted to $1,066,181 which consisted of $1,006,667 in proceeds from the issuance of convertible notes payable, $59,000 in proceeds from related party notes payable, and $514 from the exercise of stock options. Net cash provided by financing activities for the three months ended June 30, 2013 was $880,000 which consisted of proceeds from convertible notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of June 30, 2014 and March 31, 2014, see Notes 4 and 5 to the condensed financial statements.

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the “JMJ Note”). As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note. Outstanding borrowings mature two years from the effective date of each payment. If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%. However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum. The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement. During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note. During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 785,000 shares of common stock under the terms of the agreement. As of June 30, 2014, the outstanding balance of the JMJ Note amounted to $120,125.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the “Note”), and warrants to purchase 300,000 shares of common stock (the “Warrants”), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.70, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. The Company’s obligations under the Note are secured by substantially all of the Company’s assets. The Warrants have a five year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $1.00, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 Note originally issued on November 22, 2013 under the Purchase Agreement. Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note and accrued interest is cancelled and replaced with a new note for $2,000,000. The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of $181,944 was recorded as interest expense during the three months ended June 30, 2014.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the “Iconic Note”) in which the Company has access to borrow a total principal amount of $165,000. All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015. The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014. At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company’s common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to conversion election date. During the three months ended June 30, 2014, the Company borrowed an additional $100,000 under the Iconic Note. The outstanding principal balance as of June 30, 2014 amounted to $155,000.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the “KBM Note”) for total principal borrowings of $68,000, which represented the amount outstanding as of June 30, 2014 and March 31, 2014. The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum. At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company’s common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014. The note is convertible into shares of the Company’s common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement. Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000. The new note matures on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect. Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016. The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date. The Company received borrowings under this convertible note payable of $50,000 in April 2014, which represented the outstanding balance as of June 30, 2014.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, one upon execution of the note, one due one month after execution, and one due two months after execution. Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding for. The Company received payments of $83,333 on May 5, 2014 and on May 30, 2014. The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due. The outstanding balance related to this note amounted to $166,667 as of June 30, 2014.

On May 6, 2014, the Company entered into a convertible note payable with KBM Worldwide, Inc. providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum. The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest. The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the “Typenex Note”) providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum. All outstanding borrowings mature and are due in 20 months from the issuance date. The Company received an initial payment of $87,500 on the note issuance date. The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date. If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%. The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share. The outstanding balance related to this note amounted to $87,500 as of June 30, 2014.

On May 28, 2014, the Company issued into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000. The convertible promissory note matures on August 28, 2014, at which point the Company owes $187,500 which includes a total of $62,500 in interest expense. The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion.

On June 13, 2014, the Company entered a convertible debenture agreement with Group 10 Holdings, LLC providing for total borrowing of $55,000 which accrue interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $0.25 per share. In connection with the agreement, the Company issued 50,000 shares of common stock as a commitment fee. The fair value of the common stock issued amounted to $8,500 and has been recorded as a discount to the note payable. The amount is being amortized into interest expense through the maturity date of June 13, 2015.

The Company also has outstanding short-term borrowings from its Chief Financial Officer and Chief Executive Officer amounting to an aggregate of $59,000. The amounts are payable on demand and bear interest at a rate of 10% per month.

On July 1, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum. The outstanding borrowings and accrued interest are payable on March 19, 2015. The outstanding amounts are convertible into shares of common stock at the debt holder’s option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended June 30, 2014 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended June 30, 2014, the Company issued shares of its common stock as follows:

•	785,000 shares issued to convertible promissory notes holders for conversion of $69,875 of outstanding notes payable.

•	1,390,000 shares issued for services of $511,870.

•	5,144,054 shares issued to employees and Board of Director members for the exercise of stock options.

•	664,917 shares issued as payment of outstanding accounts payable of $38,771

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Default Upon Senior Securities

None.

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

Date: August 14, 2014	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: August 14, 2014
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)