Form 10-K/A
period 2014-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-09-22
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference:  None.

Explanatory Note

This Amendment No. 1 to our Form 10-K dated March 31, 2014 is being provided soley for the purpose of including the PDF files associated with Exhibits 10.10, 10.11, 10.12, 10.13, 10.14 and 10.15 which are filed via PDF Reference.  No other changes have been made to the Form 10-K

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2014.

LAS VEGAS RAILWAY EXPRESS, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron	Chief Executive Officer, Chairman (principal executive officer)	September 22, 2014
Michael A. Barron

/s/Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	September 22, 2014
Wanda Witoslawski

/s/John D. McPherson	Director	September 22, 2014
John D. McPherson

/s/Gilbert H. Lamphere	Director	September 22, 2014
Gilbert H. Lamphere

/s/John O’Connor	Director	September 22, 2014
John O’Connor

/s/George Rebensdorf	Director	September 22, 2014
George Rebensdorf