Form 10-Q
period 2014-09-30
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2014-11-17
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Number of outstanding shares of common stock as of November 14, 2014 was 245,900,593

.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(Unaudited)
Assets

Current assets
Cash	$4,575	$87,910
Accounts receivable	72,598	-
Prepayments and other	81,298	101,250
Total current assets	158,471	189,160

Property and equipment, net of accumulated depreciation	694,361	684,407

Other assets
Deposits	21,500	22,385
Total assets	$874,332	$895,952

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$-	$13,333
Accounts payable and accrued expenses	685,689	442,711
Derivative liability	2,013,742	1,198,018
Notes payable - related parties	59,000	-
Current portion of convertible notes payable, net of debt discount	2,568,598	1,271,984
Total current liabilities	5,327,029	2,926,046
Long-term portion of convertible debt, net of current portion	218,135	150,000
Total liabilities	5,545,164	3,076,046

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 61,044,915 and 16,041,142 shares issued and outstanding as of September 30, 2014 (unaudited) and March 31, 2014, respectively	6,104	1,604
Additional paid-in capital	33,896,010	29,445,945
Common stock payable	39,001	-
Accumulated deficit	(38,611,947)	(31,627,643)
Total stockholders' deficit	(4,670,832)	(2,180,094)
Total liabilities and stockholders' deficit	$874,332	$895,952

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$105,010	$-	$107,554	$-
Cost of sales	50,547	-	52,544	-
Gross profit	54,463	-	55,010	-

Operating Expenses:
Compensation and payroll taxes	633,457	306,803	3,499,462	1,156,132
Selling, general and administrative	385,707	869,459	770,302	1,077,582
Professional fees	253,359	362,721	1,022,638	944,509
Depreciation expense	27,157	1,928	29,592	3,362
Total operating expenses	1,299,680	1,540,911	5,321,994	3,181,585

Loss from operations	(1,245,217)	(1,540,911)	(5,266,984)	(3,181,585)

Other income (expense)
Interest expense	(734,769)	(1,013,666)	(2,136,919)	(3,535,293)
Change in derivative liability	(450,597)	3,959,890	419,602	4,910,135
Total other income (expense)	(1,185,366)	2,946,224	(1,717,317)	1,374,842

Net income (loss) from operations before provision for income taxes	(2,430,583)	1,405,313	(6,984,301)	(1,806,743)
Provision for income taxes	-	(4,540)	-	(9,031)

Net income (loss)	$(2,430,583)	$1,400,773	$(6,984,301)	$(1,815,774)

Net income (loss) per share, basic and diluted	$(0.08)	$0.17	$(0.25)	$(0.22)
Weighted average number of common
shares outstanding, basic and diluted	29,902,061	8,236,980	27,911,904	8,181,054

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six Months Ended
	September 30,	September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(6,984,301)	$(1,815,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,592	3,362
Amortization of discounts on note payable	1,685,563	3,045,414
Amortization of debt offering costs	-	366,528
Impairment of Union Pacific deposit	-	600,000
Deferred tax provision	-	9,031
Change in value of derivative liability	(419,602)	(4,910,135)
Stock issued for services	594,090	188,731
Stock option compensation	2,671,898	-
Warrants issued for services	164,708
Loss on settlement on accounts payable for stock	223,830	386,498

Changes in operating assets and liabilities:
Accounts receivable	(72,599)
Other current assets	19,950	145,003
Other assets	885	3,098
Liabilities of discontinued operations, net	-	(111,000)
Accounts payable and accrued expenses	296,131	99,668

Net cash used in operating activities	(1,789,855)	(1,989,576)

Cash flows from investing activities
Purchases of property and equipment	(39,546)	(105,565)
Net cash used in investing activities	(39,546)	(105,565)

Cash flows from financing activities
Proceeds from sale on shares of common stock	405,300	-
Proceeds from exercise of stock options	1,087
Proceeds from convertible notes payable	1,280,679	880,000
Proceeds from notes payable - related parties	59,000	-

Net cash provided by financing activities	1,746,066	880,000

Net change in cash	(83,335)	(1,215,141)
Cash, beginning of the period	87,910	1,262,615
Cash, end of the period	$4,575	$47,474

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued as payment of accounts payable	$120,442	$-
Stock issued for debt and accrued interest	$135,132	$374,933

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $6,984,301 for the six months ended September 30, 2014. The Company also has an accumulated deficit of $38,611,947, and a negative working capital of $5,168,558 as of September 30, 2014, as well as outstanding convertible notes payable of $3,168,547. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company’s management believes there has been no impairment of its long-lived assets during the six months ended September 30, 2014 or 2013.  There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue.  Either of these could result in future impairment of long-lived assets.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2014, and March 31, 2014, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the earnings per share computation for the three and six months ended September 30, 2014, and 2013 as the amounts are anti-dilutive.  As of September 30, 2014, the Company had 2,266,073 outstanding stock options, convertible debt of $3,168,547, before debt discount of $381,815, and 9,070,650 of outstanding warrants, which were all excluded from the computation as they were anti-dilutive.

Share Based Payment:

The Company issues stock, option, and warrants as share-based compensation to employees and non-employees.

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

The Company values stock options and warrants that do not qualify as derivative instruments using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the six months ended September 30, 2014 were as follows.  There were no options or warrants granted during the six months ended September 30, 2013 that were valued using the Black-Scholes model.

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2014	2013

Expected life in years	2.5	NA
Stock price volatility	170.94% - 214.60%	NA
Risk free interest rate	0.76% - 1.10%	NA
Expected dividends	NA	NA
Forfeiture rate	0%	NA

Derivative Liabilities:

In connection with the private placement of convertible notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of our then maximum of 200 million shares of authorized common stock under the Company’s certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition created a derivative liability.

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

The Company values these warrants and embedded conversion options in notes payable using the Black-Scholes model.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the condensed statement of operations.

In determining the appropriate fair value of the derivative liabilities, the Company used the following input levels for its valuation methodology(see Note 6 for more information regarding the Company’s derivative instruments).

	Fair Value as of	Fair Value Measurements at September 30, 2014
	September 30,	Using Fair Value Heirarchy
	2014	Level 1	Level 2	Level 3

Liabilities
Derivative liability	$2,013,742	$-	2,013,742	-

New Accounting Pronouncements:

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2014, and through the date of this filing.

(3)            Property and Equipment

Property and equipment consisted of the following.

	September 30,	March 31,
	2014	2014
	(Unaudited)

Office equipment	$65,548	$61,611
Computer software	24,166	24,167
Transportation equipment under construction	657,412	621,802

	747,126	707,580

Less: accumulated depreciation	(52,765)	(23,173)

Total	$694,361	$684,407

(4)           Short Term Notes Payable

A summary of outstanding notes payable is as follows:

	September 30,	March 31,
	2014	2014
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012.	$-	$13,333

Total outstanding notes payable	$-	$13,333

The above note payable was repaid in full during the six months ended September 30, 2014 in connection with the Debt Securities Assignment and Purchase agreement (see Note 7 for more information regarding the Company’s equity).

(5)           Convertible Notes Payable

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the “JMJ Note”).  As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note.  Outstanding borrowings mature two years from the effective date of each advance.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to the lower of $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement.  During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note.  During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 785,000 shares of common stock under the terms of the agreement.  During the three months ended September 30, 2014, JMJ Financial converted an additional $39,490 of outstanding principal into 3,800,000 shares of common stock. As of September 30, 2014, the outstanding balance of the JMJ Note amounted to $80,635.

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

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the “Iconic Note”) in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015.  The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company’s common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to conversion election date.  During the three months ended June 30, 2014, the Company borrowed an additional $100,000 under the Iconic Note.  The outstanding principal balance as of September 30, 2014 amounted to $155,000.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the “KBM Note”) for total principal borrowings of $68,000.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company’s common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.  During the three months ended September 30, 2014, KBM Worldwide, Inc. converted $10,000 of outstanding principal into 877,193 shares of common stock under the terms of the agreement.  As of September 30, 2014, the note had an outstanding principal balance of $58,000.

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

The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of $181,944 was recorded as interest expense during the three months ended June 30, 2014.  As of September 30, 2014, the note had an outstanding principal balance of $2,000,000.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received borrowings under this convertible note payable of $50,000 in April 2014, which represented the outstanding balance as of September 30, 2014.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, the first due installment upon execution of the note, the second installment due one month after execution, and the final installment due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding for.  The Company received payments of $166,667 during the three months ended June 30, 2014, and the final $83,333 during the three months ended September 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due.  The outstanding balance related to this note amounted to $250,000 as of September 30, 2014.

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

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the “Typenex Note”) providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.  The outstanding balance related to this note amounted to $87,500 as of September 30, 2014.

On May 28, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000.  The convertible promissory note matures on August 28, 2014, at which point the Company owes $187,500 which includes a total of $62,500 in interest expense.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion.

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

On July 18, 2014, the Company entered into a convertible note payable with LG Capital Funding, LLC providing for total borrowings of $90,000, which is payable in 2 installments of $45,000.  Interest on the note equals 8% of the total principal balance. The Company received payment of $45,000 on July 22, 2014, which represents the total amounts outstanding as of September 30, 2014.  The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On July 24, 2014, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $71,000, with the first note being of $36,000 and the second note being in the amount of $35,000.  Interest on the note equals 8% of the total principal balance. The Company received payment of $36,000 on July 28, 2014, which represents the total amount outstanding as of September 30, 2014.  The convertible note matures 12 months after the issuance, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On August 15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. providing for total borrowings of $32,500 which bears interest at a rate of 8% per annum.  The convertible note matures on May 15, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.

On September 23, 2014, the Company entered into a convertible promissory note with JSJ Investments, Inc. providing for total borrowings of $44,679 which bears interest at a rate of 15% per annum.  The convertible note matures on March 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.  During the three months ended September 30, 2014, JSJ Investments, Inc. converted $15,767 of outstanding principal into 2,810,504 shares of common stock under the terms of the agreement.  As of September 30, 2014, the note had an outstanding principal balance of $28,912.

The above warrants issued with respect to the Purchase Agreement and Typenex Note described above have anti-dilution clauses and variable exercise rates that prevent calculation of the ultimate number of shares that may be issued upon exercise, and all of the outstanding convertible note balances described above have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.  As a result, the Company accounts for both the conversion feature associated with these notes and the warrants as derivatives.  The Company values these warrants and conversion features using the Black-Scholes method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

The following summarizes the book value of the convertible notes payable outstanding as of September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014
	(Unaudited)

Principal balance of convertible notes payable outstanding	$3,168,547	$2,023,000

Less: discount on convertible notes payable	(381,815)	(601,016)

Convertible notes payable, net	$2,786,732	$1,421,984

Future scheduled maturities of these notes payable are as follows:

Year Ended
September 30,

2015	$2,950,412
2016	218,135
Total	$3,168,547

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

(6)           Derivative Instruments

Excess Shares

In connection with the private placement of convertible notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of our then maximum of 200 million shares of authorized common stock under the Company’s certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

Other Derivatives

The Company has certain warrants and convertible notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and the convertible notes payables have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.

The September 30, 2014 derivative liability was valued using the Black-Scholes model, the September 30, 2013 derivative liability was valued the binomial lattice method, with the following inputs used for each respective period.

	Warrants	Notes Payable	Notes Payable & Warrants
	Six Months Ended	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2014	September 30, 2013

Expected life in years	2.9	0.7	0.38 - 9.41 years
Stock price volatility	193.7% - 272.7%	204.9% - 550.5%	112.3% - 273.7%
Discount rate	0.13% - 1.78%	0.03% - 0.13%	0.03% - 2.47%
Expected dividends	None	None	None
Forfeiture rate	0%	0%	0%

(7)             Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock and no other class of stock at this time.  The increase in authorized shares from 200,000,000 to 500,000,000 was approved by the shareholders and Board of Directors at the annual meeting held at the Company’s corporate office on September 30, 2014. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the six months ended September 30, 2013, the Company issued an aggregate of 374,910 shares of common stock for the conversion of $374,933 in convertible notes payable and accrued interest.  This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.  During the six months ended September 30, 2014 the Company issued an aggregate of 8,272,697 of common stock for the conversion of $135,132 of outstanding notes payable.

During the six months ended September 30, 2013, the Company issued an aggregate of 432,000 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $188,731.  During the six months ended September 30, 2014, the Company issued an aggregate of 12,050,718 shares of common stock as payment for services, directors’ and employee compensation resulting in an expense of $2,671,898.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares. Out of the expense of $2.671,898 approximately $660,000 was direct payroll expense.

During the six months ended September 30, 2013, the Company issued 9,823 shares of common stock for the exercise of warrants.  There were no warrants exercised during the six months ended September 30, 2014.

During the six months ended September 30, 2014, the Company issued 11,950,718 shares of common stock for the exercise of stock options.  There were no stock options exercised during the six months ended September 30, 2013.

On May 30, 2014, the Company entered into a Debt Securities Assignment and Purchase agreement, along with a Securities Exchange and Settlement Agreement with Beaufort Capital Partners LLC (“Beaufort”).  Per the terms of the agreements, the Company assigned $105,256 of outstanding accounts payable to Beaufort, in exchange for allowing Beaufort to convert the amounts into common stock, at a date of their choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date.  During the six months ended September 30, 2014, Beaufort elected to convert $85,443 into 5,261,615 shares of common stock per the terms of the agreement.  The difference between the conversion amount of $85,443 and the fair value of the shares issued amounted to $229,923, and was recorded as interest expense during the six months ended September 30, 2014.

On August 8, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC (“Macallan”) which provide for the assignment of $20,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 1,300,000 shares of common stock at the set price of $0.0154. The difference between the conversion amount of $20,000 and the fair value of the shares issued amounted to $45,000, and was recorded as interest expense during the six months ended September 30, 2014.

On September 12, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC (“Macallan”) which provide for the assignment of $15,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 2,000,000 shares of common stock at the set price of $0.0075. The difference between the conversion amount of $15,000 and the fair value of the shares issued amounted to $51,000, and was recorded as interest expense during the six months ended September 30, 2014.

As of September 30, 2014, the amount of $19,813 is still outstanding as Beaufort has not elected to convert the amount yet and the amount of $14,772 is still outstanding as Macallan has not elected to convert the amount yet. As the amounts are required to be paid in common stock, the Company has classified these amounts as “Common Stock Payable”, a component of stockholders’ equity on the accompanying condensed balance sheet as of September 30, 2014.

Warrants

During the six months ended September 30, 2013, the Company issued an aggregate of 880,000 warrants in connection with the convertible notes issued during the period, as well as 238,000 warrants for the payment of commissions associated with acquiring the convertible notes.  These warrants have been accounted for as derivative liabilities (see Note 6).

During the six months ended September 30, 2013, the Company issued an additional 100,000 warrants as payment of directors’ services.  The warrants have been accounted for as derivative liabilities (see Note 6 for more information regarding the Company’s derivative instruments).

During the six months ended September 30, 2014, the Company issued warrants in connection with the Typenex Note (see Note 5) granting the debt holder the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.  The warrants have been accounted for as derivative liabilities (see Note 6 for more information regarding the Company’s derivative instruments).

 During the six months ended September 30, 2014, the Company issued warrants in connection with stock purchase agreements granting the debt holders the right to purchase 6,755,001 common stock shares equal at the exercise price of $0.01 per share.

Warrant	Number of shares	Life outstanding	Exercise price
602	1,666,667	3 years	0.001
603	833,334	3 years	0.001
604	1,666,667	3 years	0.001
605	166,667	3 years	0.001
606	416,667	3 years	0.001
607	1,666,667	3 years	0.001
608	250,000	3 years	0.001
609	63,333	3 years	0.001
610	25,000	3 years	0.001
Total	6,755,001

(8)            Stock Option Plan:

The Company’s 2011 Stock Option Plan provides for the grant of 1,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain non-employees, are eligible to receive options which are approved by a committee of the Board of Directors.  These options vest over five years and are exercisable for a ten-year period from the date of the grant.  As of September 30, 2014 and March 31, 2014, the Company had 100,000 fully vested options outstanding under the 2011 Stock Option Plan at an exercise price of $10.00 per share.  The options expire in November 2018.

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

The following is a summary of the Company’s stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2014	100,000	$10.00	4.59	$-
Granted	14,116,791	0.0001		2,671,613
Exercised	(11,950,718)	0.0001		1,472,431
Outstanding at September 30, 2014 (unaudited)	2,266,073	$0.44	4.77	$21,444

Vested at September 30, 2014	2,266,073	$0.44	4.77	$21,444

Exercisable at September 30, 2014	2,266,073	$0.44	4.77	$21,444

As of September 30, 2014, the Company had no unvested stock options or unrecognized stock option expense.  The weighted average grant date fair value of options granted during the six months ended September 30, 2014 amounted to $0.19 per option.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014.

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average
Number	Remaining	Exercise
of Shares	Life (Years)	Price

100,000	4.09	$10.00
2,166,073	4.80	$0.0001
2,266,073	4.77	$0.44

(9)          Related Party Transactions

During the six months ended September 30, 2014, the Company entered into short-term borrowings with the Chief Financial Officer, Eclipse Holding and Allegheny Nevada Holdings Corporation amounting to a total of $59,000.  The outstanding amounts accrue interest at a rate of 10% per month and are payable on demand.

(10)          Subsequent Events

During the month of October and November 2014 the Company issued 124,342,997 shares of Company’s common stock for promissory note conversions of $150,833.

During the month of October 2014 the Company issued 2,091,837 shares of Company’s common stock for debt conversion of $4,100.

During the month of November 2014 the Company issued 30,000,000 shares of common stock to the investors for $60,000 cash investment.

On November 7, 2014 the Company issued 19,804,176 shares of Company’s common stock for compensation.

On November 10, 2014 the Company issued 2,700,000 shares of Company’s common stock for services, 4,416,668 shares of common stock for exercise of warrants and 1,500,000 shares for compensation.

The Company has evaluated subsequent events from September 30, 2014 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there are no items to disclose.

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

Business Overview

The Company’s business plan is one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada. In November 2012, the Company executed an agreement with Union Pacific Railroad which allowed the Company to operate its passenger service on their property from Daggett, California to Las Vegas, a distance of 175.8 miles.  In May 2013, the Company and Amtrak, which was planning to haul the Company’s rail cars from Los Angeles to Las Vegas in regular service, was informed by BNSF Railway (“BNSF”) that it would not approve Amtrak’s request to operate on the BNSF system via Cajon Pass. The Company is currently seeking to operate the X train over a Western Alignment as recommended by the RTC, which suggests traveling north from LA Union Station to Mojave, California, and then East on the BNSF to Daggett, California and then North again on the originally planned route over the UPRR.

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

On April 23, 2014, the Company entered into an agreement with the Santa Fe Southern Railway, located in Santa Fe New Mexico, to manage the passenger services on the railroad. The Company has added its Club X cars to the train consists in Santa Fe. Operations on the route began in August 2014.  Subsequent routes will follow with a similar deployment format.

The Company owns outright a series of 16 bi-level passenger railcars as well as two leased cars acquired through an agreement with Mid America Leasing Company. These cars are planned for use in the deployment of cars on our LA to Vegas route. The first two cars have been completed and are in service on the Santa Fe Southern Railway. The remaining cars are scheduled to be refurbished during the remainder of 2015.

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

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

The following is a comparison of the results of operations for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change

Revenues	$105,010.00	$-	105,010.00	100.0%
Cost of sales	50,547.00	-	50,547.00	100.0%
Gross profit	54,463.00	-	54,463.00	100.0%

Operating Expenses:
Compensation and payroll taxes	$633,457	$306,803	$326,654	106.5%
Selling, general and administrative	385,707	869,459	(483,752)	-55.6%
Professional fees	253,359	362,721	(109,362)	-30.2%
Depreciation expense	27,157	1,928	25,229	1308.6%
Total expenses	1,299,680	1,540,911	(241,231)	-15.7%

Loss from operations	(1,245,217)	(1,540,911)	295,694	-19.2%

Other income (expense)
Interest expense	(734,769)	(1,013,666)	278,897	-27.5%
Change in derivative liability	(450,597)	3,959,890	(4,410,487)	-111.4%
Total other income (expense)	(1,185,366)	2,946,224	(4,131,590)	-140.2%

Net income (loss) from operations before provision for income taxes	(2,430,583)	1,405,313	(3,835,896)	-273.0%
Provision for income taxes	-	(4,540)	4,540	-100.0%
Net income (loss)	$(2,430,583)	$1,400,773	$(3,831,356)	-273.5%

Revenue

Revenue increased by $105,010, or 100% during the quarter ended September 30,2014 as the Company started its operation in Santa Fe, NM. Revenue was generated from selling train tickets and food and beverage on the train.

Cost of Sales

Cost of sales increased by $50,547, or 100% during the quarter ended September 30, 2014 and equaled to 48% of gross revenue earned and represents cost of food and beverage.

Operating Expenses

Compensation expense increased by $326,654, or 106.5%, during the quarter ended September 30, 2014 as compared to the quarter ended June 30, 2013.  The increase in compensation expense during the quarter ended September 30, 2014 is primarily due to the issuance of stock options to employees and Board members resulting in additional expenses of $455,535.  Selling, general and administrative expenses decreased by $483,752, or 55.6%, during the quarter ended September 30, 2014 as compared to the same period in 2013 primarily due to write off of UP deposit of $600,000 during the six months ended September 30, 2013. Otherwise the expenses for the quarter ended September 30, 2014 were higher due to advertising and repair maintenance expenses.   Professional fees decreased by $109,362, or 30.2%, during 2014 as compared to 2013 due primarily to decreases in legal fees, consulting services and accounting expenses.

Other (Expense) Income

Interest expense decreased by $278,897, or 27.5%, during the quarter ended September 30, 2014 as compared to the same period in 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the three months ended September 30, 2013 of $951,000.  We had no additional interest expense from the amortization of capitalized debt issuance costs in 2014.

The change in value of the derivative liabilities for the three months ended September 30, 2014 amounted to $450,597, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2014.  The change in value of the derivative liabilities for the three months ended September 30, 2013 amounted to $3,959,890, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2013.  The decrease in the value of the derivative liabilities during these periods was primarily due to the decline of our stock price during the period, which has driven the reduction in value.

Results of Operations for the Six Months Ended September 30, 2014 as Compared to the Six Months Ended September 30, 2013

The following is a comparison of the results of operations for the six months ended September 30, 2014 and 2013.

	Six Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change

Revenues	$107,554.00	$-	107,554.00	100.0%
Cost of sales	52,544.00	-	52,544.00	100.0%
Gross profit	55,010.00	-	55,010.00	100.0%

Operating Expenses:
Compensation and payroll taxes	$3,499,462	$1,156,132	$2,343,330	202.7%
Selling, general and administrative	770,302	1,077,582	(307,280)	-28.5%
Professional fees	1,022,638	944,509	78,129	8.3%
Depreciation expense	29,592	3,362	26,230	780.2%
Total expenses	5,321,994	3,181,585	2,140,409	67.3%

Loss from operations	(5,266,984)	(3,181,585)	(2,085,399)	65.5%

Other income (expense)
Interest expense	(2,136,919)	(3,535,293)	1,398,374	-39.6%
Change in derivative liability	419,602	4,910,135	(4,490,533)	-91.5%
Total other income (expense)	(1,717,317)	1,374,842	(3,092,159)	-224.9%

Net loss from operations before provision for income taxes	(6,984,301)	(1,806,743)	(5,177,558)	286.6%
Provision for income taxes	-	(9,031)	9,031	-100.0%
Net loss	$(6,984,301)	$(1,815,774)	$(5,168,527)	284.6%

Revenue

Revenue increased by $107,554, or 100% during the six months ended September 30,2014 as the Company started its operation in Santa Fe, NM. Revenue was generated from selling train tickets and food and beverage on the train.

Cost of Sales

At least describe what it is and how it relates to revenue as a % Cost of sales increased by $50,547, or 100% during the quarter ended September 30, 2014 and equaled to 48% of gross revenue earned and represents cost of food and beverage.
Operating Expenses

Compensation expense increased by $2,343,330, or 202.7%, during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.  The increase in compensation expense during the six months ended September 30, 2014 is primarily due to the issuance of stock options to employees and Board members resulting in additional expenses of $2,343,330.  Selling, general and administrative expenses decreased by $307,280, or 28.5%, during the six months ended September 30, 2014 as compared to the same period in 2013 primarily due to write off of UP deposit of $600,000 during the six months ended September 30, 2013. Otherwise the expenses for the six months ended September 30, 2014 were higher due to advertising and repair maintenance expenses.   Professional fees increased by $78,129, or 8.3%, during 2014 as compared to 2013 due primarily to increases in professional services.

Other (Expense) Income

Interest expense decreased by $1,398,374, or 39.6%, during the six months ended September 30, 2014 as compared to the same period in 2013.  The conversion feature associated with the convertible notes and the value of warrants issued in connection with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the six months ended September 30, 2013 of $3,256,551.  We had no additional interest expense from the amortization of capitalized debt issuance costs in 2014.

The change in value of the derivative liabilities for the six months ended September 30, 2014 amounted to $419,602, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2014.  The change in value of the derivative liabilities for the six months ended September 30, 2013 amounted to $4,910,135, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2013.  The decrease in the value of the derivative liabilities during these periods was primarily due to the decline of our stock price during the period, which has driven the reduction in value.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $2,430,583 for the three months ended September 30, 2014 and $6,984,301 for the six months ended September 30, 2014.  The Company also has an accumulated deficit of $38,611,947 and a negative working capital of $5,168,558 as of September 30, 2014, as well as outstanding convertible notes payable of $3,168,547.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

We believe that the successful growth and operation of our business is dependent upon our ability to do the following:

•	obtain adequate sources of debt or equity financing to acquire existing passenger rail operations; and

•	manage or control working capital requirements by controlling operating expenses.

Management is attempting to raise additional equity and debt to acquire several operating passenger rail operations which will sustain operations until it can market its services and achieves profitability.  The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2014 and 2013 were $1,789,855 and $1,989,576, respectively.  Cash used in operating activities for the six months ended September 30, 2014 and 2013 were primarily due to net losses of $6,984,302 and $1,815,774, respectively.  During the six months ended September 30, 2014, the net loss included significant non-cash expenses of $594,090 in stock issued for services and $497,854 in stock issued for debt, $29,592 in amortization of discounts on notes payable, and $2,671,898 in stock option compensation.  During the six months ended September 30, 2013, the net loss included significant non-cash expenses of $600,000 for impairment of Union Pacific deposit, $366,528 in amortization of debt offering costs, and $3,045,414 in amortization of discounts on notes payable.

Net cash used in investing activities during the six months ended September 30, 2014 amounted to $39,546, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs.  Net cash used in investing activities during the six months ended September 30, 2013 was $105,565 primarily due to the acquisition of rail cars and other capitalized costs towards the railroad project.

Net cash provided by financing activities for the six months ended September 30, 2014 amounted to $1.746,066 which consisted of $1,280,679 in proceeds from the issuance of convertible notes payable, $59,000 in proceeds from related party notes payable, $405,300 in stock subscribed and $1,087 from the exercise of stock options.  Net cash provided by financing activities for the six months ended September 30, 2013 was $880,000 which consisted of proceeds from convertible notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2014 and March 31, 2014, see Notes 4 and 5 to the condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2014 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended September 30, 2014, the Company issued shares of its common stock as follows:

·	7,487,697 shares issued to convertible promissory notes holders for conversion of $65,257of outstanding notes payable.

·	1,200,000 shares issued for services of $120,000.

·	6,856,664 shares issued to employees and Board of Director members for the exercise of stock options.

·	7,915,439 shares issued as payment of outstanding accounts payable of $81,672

·	13,510,002 shares issued to investors for purchasing stock of $405,300.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Default Upon Senior Securities

As of September 30, 2014 we are not in default on any of our borrowings.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

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

Date: November 14, 2014	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: November 14, 2014
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)