Form 10-K/A
period 2014-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2015-01-22
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 (this “Amendment”) to Las Vegas Railway Express, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on June 30, 2014 (the “Form 10-K”), is to furnish Exhibits 10.16. 10.17, 10.18 and 10.19 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other modifications or changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibits 10.16. 10.17, 10.18 and 10.19 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)

10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)

10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)

10.7	Form of Subscription Agreement (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.8	Form of Note (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.9	Form of Investor Warrant (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.10	Employment Agreement with Penny White, dated June 20, 2012 (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.11
Asset Purchase Agreement, dated November 23, 2009, closing on January 21, 2010, between the Company and Las Vegas Railway Express, a Nevada corporation. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.12	Consulting Agreement between the Company and Transportation Management Services, Inc. dated May 1, 2013. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.13	Advisory Agreement between the Company and FlatWorld Capital dated November 30, 2012. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.14	Leasing Agreement with Mid America Leasing Company dated September 5, 2013. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.15	Agreement with Masterpiece Cuisine dated November 25, 2013. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.16	Reseller Agreement with Vacation.com, dated June 10, 2014†

10.17	Assignment and Use Agreement with Santa Fe Southern Railway, dated April 23, 2014†

10.18	Service Agreement with Santa Fe Southern Railway, dated May 15, 2014†

10.19	Investor Relations Agreement with Integrative Business Alliance LLC, dated June 30, 2014†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†            Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 2015.

LAS VEGAS RAILWAY EXPRESS, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron	Chief Executive Officer, Chairman (principal executive officer)	January 22, 2015
Michael A. Barron

/s/Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	January 22, 2015
Wanda Witoslawski