Form 10-Q
period 2014-12-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2015-02-17
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

Number of outstanding shares of common stock as of February 17, 2015 was 450,696,129.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I   FINANCIAL INFORMATION

 LAS VEGAS RAILWAY EXPRESS, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)
Assets
Current assets
Cash	$1,003	$87,910
Accounts receivable	24,473	-
Prepayments and other	56,477	101,250
Total current assets	81,953	189,160

Property and equipment, net of accumulated depreciation	654,943	684,407

Other assets
Deposits	21,500	22,385
Total assets	$758,396	$895,952

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$-	$13,333
Accounts payable and accrued expenses	996,235	442,711
Derivative liability	3,171,587	1,198,018
Notes payable - related parties	60,000	-
Current portion of convertible notes payable, net of debt discount	2,695,285	1,271,984
Total current liabilities	6,923,107	2,926,046
Long-term portion of convertible debt, net of current portion	127,050	150,000
Total liabilities	7,050,157	3,076,046

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 402,331,051 and 16,041,142 shares issued and outstanding as of December 31, 2014 (unaudited) and March 31, 2014, respectively	40,233	1,604
Additional paid-in capital	34,391,114	29,445,945
Common stock payable	187,508	-
Accumulated deficit	(40,910,616)	(31,627,643)
Total stockholders' deficit	(6,291,761)	(2,180,094)
Total liabilities and stockholders' deficit	$758,396	$895,952

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues	$(734)	$-	$106,820	$-
Cost of sales	11,353	-	63,896	-
Gross profit	(12,087)	-	42,924	-

Operating Expenses:
Compensation and payroll taxes	183,798	526,964	3,683,259	1,683,096
Selling, general and administrative	334,354	212,512	1,104,656	1,290,094
Professional fees	174,348	509,427	1,196,986	1,453,936
Depreciation expense	39,418	1,928	69,011	5,290
Total operating expenses	731,918	1,250,831	6,053,912	4,432,416

Loss from operations	(744,005)	(1,250,831)	(6,010,988)	(4,432,416)

Other income (expense)
Interest expense	(396,820)	(1,326,916)	(2,533,739)	(4,862,209)
Change in derivative liability	(1,157,845)	(3,340,399)	(738,244)	1,569,736
Total other income (expense)	(1,554,665)	(4,667,315)	(3,271,983)	(3,292,473)

Net income (loss) from operations before provision for income taxes	(2,298,670)	(5,918,146)	(9,282,971)	(7,724,889)
Provision for income taxes	-	(4,540)	-	(13,571)

Net income (loss)	$(2,298,670)	$(5,922,686)	$(9,282,971)	$(7,738,460)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.67)	$(0.10)	$(0.92)

Weighted average number of common shares outstanding, basic and diluted	227,614,306	8,878,495	94,721,435	8,414,380

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(9,282,971)	$(7,738,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,011	5,290
Amortization of discounts on note payable	1,967,103	4,090,300
Amortization of debt offering costs	-	568,141
Impairment of Union Pacific deposit	-	600,000
Deferred tax provision	-	13,571
Change in value of derivative liability	738,243	(1,569,736)
Stock issued for services	583,840	314,181
Stock option compensation	2,687,954	-
Warrants issued for services	164,708	468,852
Loss on settlement on accounts payable for stock	287,785	-

Changes in operating assets and liabilities:
Accounts receivable	-
Other current assets	20,300	237,881
Other assets	885	3,303
Liabilities of discontinued operations, net	-	(194,041)
Accounts payable and accrued expenses	790,211	121,922

Net cash used in operating activities	(1,972,931)	(3,078,796)

Cash flows from investing activities
Purchases of property and equipment	(39,546)	(284,749)
Net cash used in investing activities	(39,546)	(284,749)

Cash flows from financing activities
Proceeds from sale on shares of common stock	577,300	175,000
Proceeds from exercise of stock options	3,174	-
Proceeds from exercise of warrants	4,417	-
Proceeds from convertible notes payable	1,280,679	2,730,000
Proceeds from notes payable - related parties	60,000	-

Net cash provided by financing activities	1,925,570	2,905,000

Net change in cash	(86,907)	(458,545)
Cash, beginning of the period	87,910	1,262,615
Cash, end of the period	$1,003	$804,070

Supplemental disclosure of cash flow information:
Interest paid	$13,963	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued as payment of accounts payable	$149,938	$-
Stock issued for debt and accrued interest	$327,116	$447,969

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO CONDENDED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $9,282,971 for the nine months ended December 31, 2014. The Company also has an accumulated deficit of $40,910,616, and a negative working capital of $6,841,154 as of December 31, 2014, as well as outstanding convertible notes payable of $2,986,564. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment:

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.  The Company expenses all purchases of equipment with individual costs of under $500, and these amounts are not material to the financial statements. The Company owns 16 rail cars that are under construction and because they are not in service yet the Company does not depreciate these assets.

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management believes there has been no impairment of its long-lived assets during the nine months ended December 31, 2014, or 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s business model will continue. Either of these could result in future impairment of long-lived assets.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2014, and March 31, 2014, the Company has not established a liability for uncertain tax positions.

Basic and Diluted Loss per Share:

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the three and nine months ended December 31, 2014, and 2013 as the amounts are anti-dilutive. As of December 31, 2014, the Company had 50,811,316 outstanding stock options, convertible debt of $2,986,564, before debt discount of $164,229, and 4,653,982 of outstanding warrants, which were all excluded from the computation as they were anti-dilutive.

Share Based Payment:

The Company issues stock, options, and warrants as share-based compensation to employees and non-employees.

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

The Company values stock options that do not qualify as derivative instruments using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options issued during the nine months ended December 31, 2014 were as follows.  There were no options granted during the nine months ended December 31, 2013 that were valued using the Black-Scholes model.

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2014	2013

Expected life in years	2.5	NA
Stock price volatility	229.90% - 246.49%	NA
Risk free interest rate	0.94% - 1.18%	NA
Expected dividends	NA	NA
Forfeiture rate	0%	NA

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

In determining the appropriate fair value of the derivative liabilities, the Company used the following input levels for its valuation methodology (see Note 6 for more information regarding the Company’s derivative instruments).

	Fair Value	Fair Value Measurements
	as of	at December 31, 2014
	December 31,	Using Fair Value Heirarchy
	2014	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,171,587	$-	$3,171,587	$-

New Accounting Pronouncements:

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2014, and through the date of this filing.

(3)   Property and Equipment

Property and equipment consisted of the following.

	December 31,	March 31,
	2014	2014
	(Unaudited)

Office equipment	$65,548	$61,611
Computer software	24,166	24,167
Transportation equipment under construction	657,412	621,802

	747,126	707,580

Less: accumulated depreciation	(92,183)	(23,173)

	$654,943	$684,407

(4)   Short Term Notes Payable

A summary of outstanding notes payable is as follows:

	December 31,	March 31,
	2014	2014
	(Unaudited)

Secured promissory notes, dated May 17, 2011 through May 17, 2012 to an investor bearing interest at 8% per annum, payable on May 17, 2012.	$-	$13,333

Total outstanding notes payable	$-	$13,333

The above note payable was repaid in full during the nine months ended December 31, 2014 in connection with the Debt Securities Assignment and Purchase agreement.

(5)   Convertible Notes Payable

During the nine months ended December 31, 2014, the Company received total proceeds from convertible notes payable $1,280,679, of which $0 was received in the third quarter. During the three months ended December 31, 2014, the Company converted $ 191,984  of convertible notes payable into 179,751,666 shares of common stock. During the nine months ended December 31, 2014, the Company converted $327,116 of convertible notes payable into 188,024,363 shares of common stock.

A description of outstanding convertible notes payable is as follows:

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the “JMJ Note”).  As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note.  Outstanding borrowings mature two years from the effective date of each advance.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to the lower of $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement.  During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note.  During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 785,000 shares of common stock under the terms of the agreement.  During the three months ended September 30, 2014, JMJ Financial converted an additional $39,490 of outstanding principal into 3,800,000 shares of common stock. During the three months ended December 31, 2014 JMJ converted $12,859 of outstanding principal into 15,415,000 shares of common stock and as of December 31, 2014, the outstanding balance of the JMJ Note amounted to $60,621.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the “Note”), and warrants to purchase 300,000 shares of common stock (the “Warrants”), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.70, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  The Company’s obligations under the Note are secured by substantially all of the Company’s assets.  The Warrants have a five-year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $1.00, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect. On April 11, 2014, total principal and accrued interest of $1,818,055 were exchanged for a new note described below.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the “Iconic Note”) in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015.  The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company’s common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to conversion election date.  During the three months ended June 30, 2014, the Company borrowed an additional $100,000 under the Iconic Note.  During the three month ended December 31, 2014 Iconic Holdings, LLC converted $44,240 of the principal balance into 47,523,745 shares of common stock. The outstanding principal balance as of December 31, 2014 amounted to $120,760.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the “KBM Note”) for total principal borrowings of $68,000.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company’s common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.  During the three months ended September 30, 2014, KBM Worldwide, Inc. converted $10,000 of outstanding principal into 877,193 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $58,000 of principal balance into 39,878,777 shares of common stock leaving an outstanding principal balance of $0.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014.  The note is convertible into shares of the Company’s common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.  During the three months ended December 31, 2014 Beaufort Capital Partners LLC converted $14,300 of the principal balance into 19,072,664 shares of common stock leaving $85,700 outstanding as of December 31, 2014.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement described above.  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matured on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company’s obligations are secured by substantially all of the Company’s assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of which $181,945 was recorded as interest expense during the nine months ended December 31, 2014.  As of December 31, 2014, the note had an outstanding principal balance of $2,000,000.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company’s common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received proceeds under this convertible note payable of $50,000 in April 2014, which represented the outstanding balance as of December 31, 2014.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, the first due installment upon execution of the note, the second installment due one month after execution, and the final installment due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding.  The Company received proceeds of $166,667 during the three months ended June 30, 2014, and the final $83,333 during the three months ended September 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due. During the three months ended December 31, 2014 Redwood Management, LLC converted $2,992of the principal amount into 3,500,000 shares of common stock so the outstanding balance related to this note amounted to $247,008 as of December 31, 2014.

On May 6, 2014, the Company entered into a convertible note payable with KBM Worldwide, Inc. providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum.  The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest.  The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $13,075 of principal balance into 20,195,402 shares of common stock. As of December 31, 2014, the principal balance of the note is $19,425.

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the “Typenex Note”) providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.  The outstanding balance related to this note amounted to $87,500 as of December 31, 2014.

On May 28, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000.  The convertible promissory note matured on August 28, 2014, at which point the Company owed $187,500 which includes a total of $62,500 in interest expense.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion. The balance owed as of December 31, 2014 was $125,000.

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

On June 17, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum.  The outstanding borrowings and accrued interest are payable on March 19, 2015.  The outstanding amounts are convertible into shares of common stock at the debt holder’s option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion.

On July 18, 2014, the Company entered into a convertible note payable with LG Capital Funding, LLC providing for total borrowings of $90,000, which is payable in 2 installments of $45,000.  Interest on the note equals 8% of the total principal balance. The Company received payment of $45,000 on July 22, 2014, which represents the total amounts outstanding as of December 31, 2014.  The convertible note matures 12 months after the issuance on July 17, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On July 24, 2014, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $71,000, with the first note being of $36,000 and the second note being in the amount of $35,000.  Interest on the note equals 8% of the total principal balance. The Company received proceeds of $36,000 on July 28, 2014, which represents the total amount outstanding as of December 31, 2014.  The convertible note matures 12 months after the issuance on July 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On August 15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. providing for total borrowings of $32,500 which bears interest at a rate of 8% per annum.  The convertible note matures on May 15, 2015, at which point the outstanding principal and interest are due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.

On September 23, 2014, the Company entered into a convertible promissory note with JSJ Investments, Inc. providing for total borrowings of $44,679 which bears interest at a rate of 15% per annum.  The convertible note matures on March 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.  During the three months ended September 30, 2014, JSJ Investments, Inc. converted $15,767 of outstanding principal into 2,810,504 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 JSJ Investments, Inc. converted $28,912 of outstanding principal into 24,166,078 shares of common stock and as of December 31, 2014, the note had an outstanding principal balance of $0.

The above warrants issued with respect to the Purchase Agreement, dated November 22, 2013, and Typenex Note, dated May 12, 2014, described above have anti-dilution clauses and variable exercise rates that prevent calculation of the ultimate number of shares that may be issued upon exercise, and all of the outstanding convertible note balances described above have variable conversion features that similarly prevented the calculation of the number of shares into which they were convertible.  As a result, the Company accounts for both the conversion feature associated with these notes and the warrants as derivatives.  The Company values these warrants and conversion features using the Black-Scholes method.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

The following summarizes the book value of the convertible notes payable outstanding as of December 31, 2014 and March 31, 2014:

	December 31,	March 31,
	2014	2014
	(Unaudited)

Principal balance of convertible notes payable outstanding	$2,986,564	$2,023,000

Less: discount on convertible notes payable	(164,229)	(601,016)

Convertible notes payable, net	$2,822,335	$1,421,984

Future scheduled maturities of these notes payable are as follows:

Quarter Ended December 31,

2015	$2,859,514
2016	127,050
Total	$2,986,564

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

The December 31, 2014 derivative liability was valued using the Black-Scholes model, the December 31, 2013 derivative liability was valued the binomial lattice method, with the following inputs used for each respective period.

	Warrants	Notes Payable	Notes Payable & Warrants
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2014	December 31, 2013

Expected life in years	2.7	0.6	3
Stock price volatility	214.73 - 344.06%	311.42% - 448.09%	158.59% - 178.97%
Discount rate	0.25% - 1.65%	0.12% - 0.25%	0.35% - 0.44%
Expected dividends	None	None	None
Forfeiture rate	0%	0%	0%

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

During the nine months ended December 31, 2014, the Company issued an aggregate of 188,024,363 of common stock for the conversion of $327,116 of outstanding convertible notes payable. During the nine months ended December 31, 2013, the Company issued an aggregate of 447,946 shares of common stock for the conversion of $447,946 in convertible notes payable and accrued interest.  This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company. .

During the nine months ended December 31, 2014, the Company issued an aggregate of 11,890,000 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $599,895.  During the nine months ended December 31, 2013, the Company issued an aggregate of 452,342 shares of common stock as payment for services, directors’ and employee compensation resulting in total expense of $314,181.   The fair value of the directors’ and employees’ service was determined by the closing price of the stock on date of grant and board of director minutes authorizing the shares.

During the nine months ended December 31, 2014, the Company issued 63,175,242 shares of common stock for conversion of accounts payable debt equal to $149,938. During the nine months ended December 31, 2013, there was no issuance of stock for accounts payable debt conversion.

During the nine months ended December 31, 2014, the Company issued 4,416,668 shares of common stock for the exercise of warrants for cash proceeds of $4,417. During the nine months ended December 31, 2013, the Company issued 9,823 shares of common stock for the exercise of warrants.

During the nine months ended December 31, 2014, the Company sold 87,010,002 shares of common stock to investors for total proceeds of $557,300.

During the nine months ended December 31, 2013, the Company sold an aggregate total of 350,000 shares of common stock to a director of the Company for total proceeds of $175,000.

There were no stock options exercised during the nine months ended December 31, 2013. During the nine months ended December 31, 2014, the Company issued 31,754,894 shares of common stock for the exercise of stock options for cash proceeds of $3,175.

On May 30, 2014, the Company entered into a Debt Securities Assignment and Purchase agreement, along with a Securities Exchange and Settlement Agreement with Beaufort Capital Partners LLC (“Beaufort”).  Per the terms of the agreements, the Company assigned $105,256 of outstanding accounts payable to Beaufort, in exchange for allowing Beaufort to convert the amounts into common stock, at a date of their choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date.  During the nine months ended December 31, 2014, Beaufort elected to convert $85,443 into 5,261,615 shares of common stock per the terms of the agreement.  The difference between the conversion amount of $85,443 and the fair value of the shares issued amounted to $229,923, and was recorded as interest expense during the nine months ended December 31, 2014.

On August 8, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC (“Macallan”) which provides for the assignment of $20,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 1,300,000 shares of common stock at the set price of $0.0154. The difference between the conversion amount of $20,000 and the fair value of the shares issued amounted to $45,000, and was recorded as interest expense during the six months ended September 30, 2014.

On September 12, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC (“Macallan”) which provides for the assignment of $15,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 2,000,000 shares of common stock at the set price of $0.0075. The difference between the conversion amount of $15,000 and the fair value of the shares issued amounted to $51,000, and was recorded as interest expense during the six months ended September 30, 2014.

As of September 30, 2014, the amount of $19,813 is still outstanding as Beaufort has not elected to convert the amount yet and the amount of $14,772 is still outstanding as Macallan has not elected to convert the amount yet. As the amounts are required to be paid in common stock, the Company has classified these amounts as “Common Stock Payable,” a component of stockholders’ equity on the accompanying condensed balance sheet as of September 30, 2014.

As of December 31, 2014, shares of common stock for the amount of $187,508 for debt conversion and shares for $25,000 for stock purchase agreement were not issued. As the amounts are required to be paid in common stock, the Company has classified these amounts as “Common Stock Payable”, a component of stockholders’ equity on the accompanying condensed balance sheet as of December 31, 2014.

Warrants

During the nine months ended December 31, 2013, the Company issued an aggregate of 880,000 warrants in connection with the Convertible Notes issued during the period, as well as 238,000 warrants for the payment of commissions associated with acquiring the Convertible Notes. The Company also issued 300,000 warrants in connection with the senior convertible promissory note granted on November 22, 2013, which have been accounted for as derivative liabilities.

During the nine months ended December 31, 2013, the Company issued an additional 100,000 warrants as payment of directors’ services. The warrants have been accounted for as derivative liabilities prior to the reverse stock split on December 2, 2013.

During the nine months ended December 31, 2014, the Company issued warrants in connection with the Typenex Note (see Note 5) granting the debt holder the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share. The warrants have been accounted for as derivative liabilities (see Note 6 for more information regarding the Company’s derivative instruments).

 During the nine months ended December 31, 2014, the Company issued warrants in connection with stock purchase agreements granting the debt holders the right to purchase 7,500,808 common stock shares equal at the exercise price of $0.01 per share, of which 4,416,668 have been exercised during this quarter. Together with the warrants outstanding at March 31, 2014 of 1,569,842, total warrants outstanding as of December 31, 2014 was 4,653,982.

A summary of warrants outstanding as of December 31, 2014:

Warrant	Number of shares	Expiration date	Exercise price
401 - 404	6,050	11/28/2015	3.000
103	100,000	11/30/2022	2.000
104	66,667	11/30/2022	3.000
105	40,000	11/30/2022	5.000
106	86,319	11/30/2022	5.000
107	86,319	11/30/2022	7.000
108	57,545	11/30/2022	9.000
109	57,546	11/30/2022	11.000
110	100,000	11/30/2022	2.000
111	66,667	11/30/2022	3.000
112	40,000	11/30/2022	5.000
113	86,319	11/30/2022	5.000
114	86,319	11/30/2022	7.000
115	57,545	11/30/2022	9.000
116	57,546	11/30/2022	11.000
501	25,000	12/3/2017	3.000
202-203	50,000	2/21/2016	2.000
101	100,000	3/27/2016	2.000
205 - 207	75,000	4/22/2016	2.000
208	300,000	11/22/2018	1.000
503	25,000	2/24/2019	3.000
209	745,807	5/12/2019	0.35
605	166,667	3 years	0.001
606	416,667	3 years	0.001
607	1,666,667	3 years	0.001
609	63,333	3 years	0.001
610	25,000	3 years	0.001
Total	4,653,982

(8)   Stock Option Plan:

The Company’s 2011 Stock Option Plan provides for the grant of 1,000,000 incentive or non-statutory stock options to purchase common stock. Employees, who share the responsibility for the management growth or protection of the business of the Company and certain non-employees, are eligible to receive options which are approved by a committee of the Board of Directors. These options vest over five years and are exercisable for a ten-year period from the date of the grant. As of December 31, 2014 and March 31, 2014, the Company had 100,000 fully vested options outstanding under the 2011 Stock Option Plan at an exercise price of $10.00 per share. The options expire in November 2018.

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

The following is a summary of the Company’s stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at March 31, 2014	100,000	$10.00	4.59	$-
Granted	82,466,210	0.0001		2,820,270
Exercised	(31,754,894)	0.0001		1,502,137
Outstanding at December 31, 2014 (unaudited)	50,811,316	$0.02	4.89	$60,854

Vested at December 31, 2014	50,811,316	$0.02	4.89	$60,854

Exercisable at December 31, 2014	50,811,316	$0.02	4.89	$60,854

As of December 31, 2014, the Company had 100,000 fully vested options outstanding under the 2011 Stock Option Plan at an exercise price of $10.00 per share.  The options expire in November 2018.

On April 1, 2014, the Company adopted the 2014 Stock Option Plan which provides for the grant of options to certain members of management totaling an aggregate of 20% of the total issued and outstanding shares of common stock.  On April 1, 2014, the Company also issued stock options to directors as compensation which provides for the purchase of an aggregate total of 2,000,000 shares of common stock.  All options granted have an exercise price of $0.0001 per share.  The stock options are fully vested on the date of issuance and have a contractual life of 5 years.  As of December 31, 2014, the Company had fully vested 49,911,316 options outstanding for employees and 800,00 options for directors.

As of December 31, 2014, the Company had no unvested stock options or unrecognized stock option expense.  The weighted average grant date fair value of options granted during the nine months ended December 31, 2014 amounted to $0.03 per share.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014.

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average
Number	Remaining	Exercise
of Shares	Life (Years)	Price

100,000	4.59	$10.00
50,711,316		$0.0001
50,811,316	4.89	$0.02

(9)   Related Party Transactions

During the nine months ended December 31, 2014, the Company entered into short-term borrowings with the Chief Financial Officer, Eclipse Holding and Allegheny Nevada Holdings Corporation amounting to a total of $60,000. The outstanding amounts accrue interest at a rate of 10% per month and are payable on demand.

(10) Subsequent Events

In January 2015, the Company issued 30,031,745 shares of common stock for accounts payable debt conversion of $12,200.

In February 2015, the Company issued 15,333,333 shares of common stock for accounts payable debt conversion of $4,600 and 3,000,000 shares of common stock for convertible note conversion of $990.

On February 11, 2015, the company filed Form 14A for name change and increase of the authorized stock from 500,000,000 to 10,000,000,000 shares of common stock.

The Company has evaluated subsequent events from December 31, 2014 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there are no items to disclose.

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

Business Overview

The Company’s business plan is one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada called the "X Train". The Company is currently seeking to operate the X train over a Western Alignment as recommended by the RTC (Regional Transportation Commission), which suggests traveling north from LA Union Station to Mojave, California, and then East on the (Burlington Northern Railroad) to Daggett, California and then North again on the originally planned route over the Union Pacific Railroad.

The Company has applied to Amtrak's charter group to run the intended service from Los Angeles to Las Vegas. Amtrak grants charter groups access to rail excursions where Amtrak hauls the train, providing engineers, logistics, and conductor services for a fee. The Company has selected a completed railset owned by a third party to be the rail set used for the service from Los Angeles to Las Vegas. The consist contains 10 cars and has capacity for 500-600 passengers. The requested run date is December 31, 2015.

Charter services are not regularly scheduled service and the Company plans to follow this format by scheduling future runs around special events in Las Vegas such as Super Bowl, NASCAR events, the NCAA Final Four, etc. The service is scheduled to be all first class and all inclusive with food and beverage included. Ticket prices for a round trip are $500 per person. The Company, via its X Train Vacations travel agency, will also book hotel rooms, restaurants, clubs, and athletic activities, such as golf, for its clients and receive a commission.

The Company plans to run several excursions this year under the Amtrak charter system to perfect its LA to Vegas service as trials and training for the on board staff.

On April 23, 2014, the Company entered into an agreement with the Santa Fe Southern Railway, located in Santa Fe New Mexico (the "Santa Fe Southern), to manage the passenger services on the railroad. The Company has added its Club X cars to the train consists in Santa Fe. Operations on the route began in August 2014.  The Company owns outright a series of 16 bi-level passenger railcars as well as two leased cars acquired through an agreement with Mid America Leasing Company.

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

Results of Operations for the Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

The following is a comparison of the results of operations for the three months ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,	December 31,
	2014	2013	$ Change	% Change

Revenues	$-	$-	$-	100.0%
Cost of sales	12,087	-	12,087	100.0%
Gross profit	(12,087)	-	(12,087)	100.0%

Operating Expenses:
Compensation and payroll taxes	$183,798	$526,964	$(343,166)	-65.1%
Selling, general and administrative	334,354	212,512	121,842	57.3%
Professional fees	174,348	509,427	(335,079)	-65.8%
Depreciation expense	39,418	1,928	37,490	1944.5%
Total expenses	731,918	1,250,831	(518,913)	-41.5%

Loss from operations	(744,005)	(1,250,831)	506,826	-40.5%

Other income (expense)
Interest expense	(396,820)	(1,326,916)	930,096	-70.1%
Change in derivative liability	(1,157,845)	(3,340,399)	2,182,554	-65.3%
Total other income (expense)	(1,554,665)	(4,667,315)	3,112,650	-66.7%

Net income (loss) from operations before provision for income taxes	(2,298,670)	(5,918,146)	3,619,476	-61.2%
Provision for income taxes	-	(4,540)	4,540	-100.0%
Net income (loss)	$(2,298,670)	$(5,922,686)	$3,624,016	-61.2%

Gross Profit

Gross profit decreased by $12,087, or 100% during the quarter ended December 31, 2014. Revenue was generated from selling train tickets and food and beverage on the train.

Cost of Sales

Cost of sales increased by $11,353, or 100% during the quarter ended December 31, 2014 and represents cost of food and beverage.

Operating Expenses

Compensation expense decreased by $343,166, or 65.1%, during the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013. The decrease in compensation expense during the quarter ended December 31, 2014 is primarily due to no revenue in Santa Fe and reducing number of employees. Selling, general and administrative expenses increased by $121,842, or 57.3%, during the quarter ended December 31, 2014 as compared to the same period in 2013 mostly due to marketing expenses. Professional fees decreased by $335,079, or 65.8%, during 2014 as compared to 2013 due primarily to decreases in legal fees, consulting services and accounting expenses.

Other (Expense) Income

Interest expense decreased by $930,096, or 70.1%, during the quarter ended December 31, 2014 as compared to the same period in 2013.  The conversion feature and value of warrants associated with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the three months ended December 31, 2013 of $1,044,886.  We had no additional interest expense from the amortization of capitalized debt issuance costs in 2014.

The change in value of the derivative liabilities for the three months ended December 31, 2014 amounted to $1,157,845, which represents the change in the fair value of the derivative liabilities since the quarter ended September 30, 2014.  The change in value of the derivative liabilities for the three months ended December 31, 2013 amounted to $3,340,399, which represents the change in the fair value of the derivative liabilities since the quarter ended September 30, 2013.  The decrease in the value of the derivative liabilities during these periods was primarily due to the decline of our stock price during the period, which has driven the reduction in value.

Results of Operations for the Nine Months Ended December 31, 2014 as Compared to the Nine Months Ended December 31, 2013

The following is a comparison of the results of operations for the nine months ended December 31, 2014 and 2013.

	Nine Months Ended
	December 31,	December 31,
	2014	2013	$ Change	% Change

Revenues	$106,820	$-	106,820	100.0%
Cost of sales	63,896	-	63,896	100.0%
Gross profit	42,924	-	42,924	100.0%

Operating Expenses:
Compensation and payroll taxes	$3,683,259	$1,683,096	$2,000,163	118.8%
Selling, general and administrative	1,104,656	1,290,094	(185,438)	-14.4%
Professional fees	1,196,986	1,453,936	(256,950)	-17.7%
Depreciation expense	69,011	5,290	63,721	1204.6%
Total expenses	6,053,912	4,432,416	1,621,496	36.6%

Loss from operations	(6,010,988)	(4,432,416)	(1,578,572)	35.6%

Other income (expense)
Interest expense	(2,533,739)	(4,862,209)	2,328,470	-47.9%
Change in derivative liability	(738,244)	1,569,736	(2,307,980)	-147.0%
Total other income (expense)	(3,271,983)	(3,292,473)	20,490	-0.6%

Net loss from operations before provision for income taxes	(9,282,971)	(7,724,889)	(1,558,082)	20.2%
Provision for income taxes	-	(13,571)	13,571	-100.0%
Net loss	$(9,282,971)	$(7,738,460)	$(1,544,511)	20.0%

Revenue

Revenue increased by $106,820, or 100% during the nine months ended December 31,2014 as the Company started its operation in Santa Fe, NM. Revenue was generated from selling train tickets and food and beverage on the train.

Cost of Sales

Cost of sales increased by $63,896, or 100% during the nine months ended December 31, 2014 and equaled to 60% of gross revenue earned and represents cost of food and beverage.

Operating Expenses

Compensation expense increased by $2,000,163, or 118.8%, during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. The increase in compensation expense during the nine months ended December 31, 2014 is primarily due to the issuance of stock options to employees and Board members resulting in additional expenses of $2,687,954. Selling, general and administrative expenses decreased by $185,438, or 14.4%, during the nine months ended December 31, 2014 as compared to the same period in 2013 primarily due to write off of UP deposit of $600,000 during the nine months ended December 31, 2013. Otherwise the expenses for the nine months ended December 31, 2014 were higher due to advertising, lease and repair maintenance expenses. Professional fees decreased by $256,950, or 17.7%, during 2014 as compared to 2013 due primarily to decreases in accounting, legal and consulting services.

Other (Expense) Income

Interest expense decreased by $2,328,470, or 47.9%, during the nine months ended December 31, 2014 as compared to the same period in 2013.  The conversion feature and value of the warrants associated with the convertible notes have been accounted for as discounts to the convertible notes payable.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in additional interest expense during the nine months ended December 31, 2013 of $4,503,049.  We had no additional interest expense from the amortization of capitalized debt issuance costs in 2014.

The change in value of the derivative liabilities for the nine months ended December 31, 2014 amounted to $738,244, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2014.  The change in value of the derivative liabilities for the nine months ended December 31, 2013 amounted to $1,569,736, which represents the change in the fair value of the derivative liabilities since the year ended March 31, 2013.  The decrease in the value of the derivative liabilities during these periods was primarily due to the decline of our stock price during the period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has limited operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $2,298,670 for the three months ended December 31, 2014 and $9,282,971 for the nine months ended December 31, 2014. The Company also has an accumulated deficit of $40,910,616 and a negative working capital of $6,841,154 as of December 31, 2014, as well as outstanding convertible notes payable of $2,986,564. Management believes that it will need additional equity or debt financing to be able to implement its business plan. Given the lack of significant revenue, capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2014 and 2013 were $1,972,931 and $3,078,796, respectively.  Cash used in operating activities for the nine months ended December 31, 2014 and 2013 were primarily due to net losses of $9,282,971 and $7,738,460, respectively.  During the nine months ended December 31, 2014, the net loss included significant non-cash expenses of $583,840 in stock issued for services and $164,708 in warrants issued for services, $69,011 in amortization of discounts on notes payable, $287,785 of loss on settlement of accounts payable and $2,687,954 in stock option compensation.  During the nine months ended December 31, 2013, the net loss included significant non-cash expenses of $600,000 for impairment of Union Pacific deposit, $568,141 in amortization of debt offering costs, and $4,090,300 in amortization of discounts on notes payable.

Net cash used in investing activities during the nine months ended December 31, 2014 amounted to $39,546, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs. Net cash used in investing activities during the nine months ended December 31, 2013 was $284,749 primarily due to the acquisition of rail cars and other capitalized costs towards the railroad project.

Net cash provided by financing activities for the nine months ended December 31, 2014 amounted to $1,925,570 which consisted of $1,280,679 in proceeds from the issuance of convertible notes payable, $60,000 in proceeds from related party notes payable, $577,300 proceeds from the sale of common stock, $4,417 from the exercise of warrants, and $3,174 from the exercise of stock options.  Net cash provided by financing activities for the nine months ended December 31, 2013 was $2,905,000 which consisted of proceeds from convertible notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of December 31, 2014 and March 31, 2014, see Notes 4 and 5 to the condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2014 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 23, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended December 31, 2014, the Company issued shares of its common stock as follows:

•	179,751,666 shares issued to convertible promissory notes holders for conversion of $191,984 of outstanding notes payable.

•	7,700,000 shares issued for consulting services.

•	19,804,176 shares issued to employees for the exercise of stock options.

•	54,613,627 shares issued as payment of outstanding debt of $29,496.

•	73,500,000 shares issued to investors for purchasing stock of $147,000.

•	1,500,000 shares issued to employee

•	4,416,667 shares issued for the exercise of warrants.

The above referenced issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Default Upon Senior Securities

As of December 31, 2014 the maturity dates of four convertible promissory noteswith Cowen Overseas Investment LP, KBM Worldwide, Beaufort Capital Partners and Redwood Management LLC have expired but the Company has not received any default notices nor demands for payment.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Promissory Note issued by the Company in favor of JMJ Financial, dated October 1, 2013

10.2	Purchase Agreement between the Company and Cowen Overseas Investment LP, dated November 22, 2013

10.3	Note Exchange Agreement by and between the Company and Cowen Overseas Investment LP, dated April 11, 2014

10.4	Convertible Promissory Note issued by the Company in favor of Iconic Holdings, LLC, dated March 24, 2014

10.5	Term sheet for Convertible note with KBM Worldwide, Inc., dated March 25, 2014

10.6	Convertible Promissory Note issued by the Company in favor of KBM Worldwide, Inc., dated May 6, 2014

10.7	Convertible note with KBM Worldwide, Inc., dated June 17, 2014

10.8	Convertible Promissory note with Beaufort Capital Partners LLC, dated April 2, 2014

10.9	Convertible Promissory Note issued by the Company in favor of Beaufort Capital Partners LLC, dated May 28, 2014

10.10	Convertible Note issued by the Company in favor of Vista Capital Investments, LLC, dated April 17, 2014

10.11	Convertible Debenture issued by the Company in favor of Group 10 Holdings, LLC, dated June 13, 2014

10.12	Term sheet for Convertible note payable with Redwood Management, LLC, dated April 30, 2014

10.13	Secured Convertible Promissory Note issued by the Company in favor of Typenex Co-Investment, LLC, dated May 12, 2014

10.14	Securities Purchase Agreement by and between the Company and Iconic Holdings, LLC, dated June 16, 2014

10.15	Registration Rights Agreement by and between the Company and Iconic Holdings, LLC, dated June 16, 2014

10.16	2014 Incentive Stock Option Plan

10.17	Convertible Redeemable Note issued by the Company in favor of LG Capital Funding, LLC, dated July 18, 2014

10.18	Security purchase agreement with ADAR BAYS, LLC, dated July 24, 2014

10.19	Convertible promissory note with KBM Worldwide, Inc., dated August 15, 2014

10.20	Convertible Note issued by the Company in favor of JSJ Investments, Inc., dated September 23, 2014

10.21	Promissory Note issued by the Company in favor of Allegheny Nevada Holdings Corporation, dated June 19, 2014

10.22	Promissory Note issued by the Company in favor of Eclipse Holding Company LTD, dated June 19, 2014

10.23	Promissory Note issued by the Company in favor of its Chief Financial Officer, dated June 20, 2014

10.24	Assignment of Debt Agreement by and among the Macallan Partners LLC, Audit Prep Services LLC and the Company, dated September 12, 2014

10.25	Debt securities assignment with Macallan Partners LLC, dated August 8, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 17, 2015	Las Vegas Railway Express, Inc.

By: /s/ Michael A. Barron
Chief Executive Officer (principal executive officer)

Date: February 17, 2015
By: /s/ Wanda Witoslawski
Chief Financial Officer (principal financial officer)