Form 10-K/A
period 2008-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2016-03-11
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008
Commission File Number: 333-144973
CORPORATE OUTFITTERS, INC.
(Exact name of registrant as specified in its charter)
Delaware	56-2646797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3327 West Indian Trail Road, Suite 152, Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	Telephone (509) 290-2847

The Company Corporation
2711 Centerville Rd., Suite 400, Wilmington, DE 19808 -- Phone (302) 636-5440
(Name, Address and Telephone Number for Agent of Service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	None

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
As of June 28, 2008, the Registrant had outstanding 7,100,000 shares of Common Stock.  There is currently no Public Market for the Company's common shares.
Explanation of Amendment:
This amendment is being filed to change the check mark above about whether the registrant is a shell company.  Yes was previously marked.  The box has now been changed to reflect that the company is not a shell company. No other information has been changed and all document and exhibits remain the same in original filing.