Form 10-K
period 2015-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2018-03-05
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission file number
000-54648

LAS VEGAS RAILWAY EXPRESS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	56-2646797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9480 South Eastern Ave, Suite 205
Las Vegas, NV  89123
(Address of principal executive offices)

702-583-6715
(Issuer's telephone number)

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

Yes [  ] No [X]

Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the OTCBQ on September 30, 2014 was $526,492.

Number of outstanding shares of common stock as of June 29, 2015 was 7,263,750,538.

Documents Incorporated by Reference:  None.

LAS VEGAS RAILWAY EXPRESS, INC.

LAS VEGAS RAILWAY EXPRESS, INC.

PART I

Item 1.  Business

Las Vegas Railway Express, Inc. (the "Company", "we", "us", or "our"), formerly known as Liberty Capital Asset Management, Inc., acquired 100% of the issued and outstanding stock of Las Vegas Railway Express, a Nevada corporation on January 21, 2010.  In connection with the acquisition, the Company changed its name to Las Vegas Railway Express, Inc. and changed its business plan to one of developing passenger rail transportation and ancillary ticketing and reservation services between the Los Angeles area and Las Vegas, Nevada. In November 2012, the Company executed an agreement with Union Pacific Railroad which allowed the Company to operate its passenger service on their property from Daggett, California to Las Vegas, a distance of 175.8 miles.  In May 2013, the Company and Amtrak, which was planning to haul the Company's rail cars from Los Angeles to Las Vegas in regular service, was informed by BNSF Railway ("BNSF") that it would not approve Amtrak's request to operate on the BNSF system. Although the Company tried several alternative approaches to satisfy BNSF's denial, none were accepted and both Amtrak and the Company were forced to suspend their efforts to establish the planned service over the Cajon Pass route.

During the development period for the Los Angeles to Las Vegas route, the Company became visible in the press and several independently owned passenger rail companies discussed how the Company's Club X style railcars could be deployed on existing excursion lines. The Company began to focus its infrastructure towards acquiring independently owned passenger rail operations throughout the United States and providing upscale commuter Club X railcars for various state Department of Transportation municipal transportation agencies.

Company Overview

Our company, Las Vegas Railway Express, Inc., is establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area by hiring Amtrak to haul our passenger cars for a fee, between Los Angeles and Las Vegas. The proposed service, called the "X-Train," will introduce a "Las Vegas" style experience on the train, while traversing the route in approximately 5 ½ hours. We will be profitable on the very first run based on our pricing model.

We plan to offer our train service as a tour package in much the same way as cruise lines work with a package of train ticket, hotel, transfers and complimentary first cocktail on board. F&B offerings are not included. Customers can book their tour package with any one of several major hotels in Las Vegas via the X Train website www.vegasxtrain.com or via www.xtrainvacations.com  X Train handles all the bookings and our choice hotels are MGM Resorts, The Wynn Resort, Caesars Resort, The Plaza Hotel and Mandalay Resorts. X Train captures 100% of the hotel bookings for which it receives a commission.

Our business plan emanates from a regional transportation feasibility study published in 2007, which suggested that a well-run rail service between Los Angeles and Las Vegas could garner up to 30% of the approximately 12 million passengers who regularly drive between these two metropolitan areas. See: www.rtcsouthernnevada.com.

Over the last 18 months, we have been engaged in activities designed to secure the necessary rights, equipment and facilities required to commence commercial service in the fall of 2015. These include: hiring Amtrak to provide regularly scheduled excursion charter services on the LA to Las Vegas route, purchasing or leasing appropriate locomotive and passenger cars designed to move passengers over the route in comfort; and securing leases on terminal facilities and passenger depots in Los Angeles and in Las Vegas.

We are assisted in this project by North Star Rail, LLC, which owns the rail set of passenger cars we plan to lease. We have an agreement with them to manage for us the charter process with Amtrak as well as leasing their rail car consist to run on our planned route.

The Company has retained the law firm of Sichenzia Ross Friedman LLP 61 Broadway, New York, New York as securities counsel.

The Company's common stock is currently quoted on the PINK under the symbol "XTRN". The company website is www.vegasxtrain.com. The contents of this website are not incorporated into this Memorandum.

The Company maintains offices at 9480 South Eastern Avenue, Suite 205, Las Vegas, Nevada 89123.

Our Competitive Strengths

We have developed a business model that focuses on leisure travelers between Los Angeles and Las Vegas.  We believe the following strengths will allow us to maintain a competitive advantage in the market we serve:

Large Untapped Market of 12 Million Drivers.  There has been no regular passenger rail service between the Los Angeles and Las Vegas areas for over 18 years. The only major highway between Los Angeles and Las Vegas is Interstate 15 ("I-15"). Of the more than 12,000,000 annual visitors from the Southern California/Los Angeles market, 94% use automobile transportation to Las Vegas via this corridor every year. We only need to capture 28,000 of these drivers (approximately 0.025 % of the total marketplace) to meet our plan on an operating basis.  As the LA population grows, so will the traffic on this highway; the forecast for traffic on I-15 is expected to be 17 million passengers by 2030. Congestion on I-15 is increasing, with motor vehicle travelers experiencing substantial delays during peak travel times (e.g., generally over 6 hours of drive time on Friday and Sunday afternoons). With increasing gasoline costs, increasingly restrictive highway capacity, and reduced air travel from LA to Las Vegas, a rail transportation product - with both First Class and Coach – should be an attractive and viable alternative. Our trains will offer a service that will set us apart from other travel options by extending our customers' "Las Vegas" experience while en route.
Amtrak Charter Services. Amtrak recently began encouraging the use of its passenger rail services to private companies under an expanded charter services group. Private companies can hire Amtrak to charter a train for them, which will include locomotives, crew, on board services, logistics and scheduling and conductors for a market-based fee. There is no restriction to the routes where Amtrak will charter a train for a private event or service. Amtrak works with the railroads to co-ordinate logistics with the existing freight rail traffic to select available slots for the requested charter to run. Pricing for the X Train route will vary depending on departure location, car consist and on board services. Amtrak will provide us with locomotive engineers, conductors, train servicing, maintenance, and other services associated with the operations of the X-Train. Amtrak offers many charter type services to numerous rail charter companies in the US.
 "Las Vegas Style" Service. The focus of our approach is to create a unique, Vegas class, "must see" mode of travel that not only serves the functional purpose of transporting passengers to Las Vegas, but also integrates seamlessly into the traditional and iconic Las Vegas experience. To accomplish this goal, our award winning team of design professionals and staff has assembled an on-board product reflective of the "Las Vegas" theme, which is comprised of a comfortable, fun, upscale and provocative atmosphere with multiple on-board amenities. Each car will have two "Conductress', who will provide regular table services throughout the duration of each trip. In addition, each train ticket entitles a passenger to an assigned seat with a high-quality meal and an alcoholic beverage.
Our "X-Train" model also includes many premium options to tailor our customers' experiences to their individual preferences. Each passenger car will be served by a bartender who will prepare premium alcoholic beverages not included in the base ticket fare. Snacks and various X-Train merchandising will also be offered for purchase through our free mobile application. Our "Ultra Lounge" cars will have tables that passengers and their travel companions can reserve at an additional charge.
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

Low Equipment and Facilities Cost.  All locomotive equipment and maintenance costs are borne by Amtrak under our charter agreement. In a similar fashion, all of the costs of maintenance for the rail car consist of the "261" consist we are leasing, are borne by the owners of that consist, "The Friends of the 261". We are renovating the Amtrak station at the Plaza Hotel to accept train service for 2015.
Experienced Management and Board of Directors.  We have a strong management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Our CEO, Michael Barron has been a successful entrepreneur establishing and growing several companies over the past 30 years. Our board of directors is led by Dr. Harry Teng, Head of the School of Rail Engineering at UNLV in Las Vegas and Lou Schlinger, CEO of Short Line Insurance Company, with over 300 industry rail clients insured. Company management has operated passenger service on a railroad with our own Club X cars and staff.

Our Business Strategy
To grow our business and increase our profitability, our strategy will be to provide a first class "Las Vegas" style travel experience at attractive fares together with a more moderate Coach Class for the economical visitor, while keeping our operating costs low and pursuing ways to make our operations more efficient.  We intend to grow by adding additional trains and increasing the number of trips from Los Angeles to Las Vegas, raising our average fare over time, expanding our relationships with premier leisure companies and growing the level of ancillary services provided to our customers.
The following are the key elements of our strategy:
Finalize Resources for Commencement of Service in Late 2015.  We have made a significant capital investment in this business opportunity and are now in the development stage of execution. Our capital investment in Las Vegas Railway Express, Inc. stands now at approximately $12 million and, subject to obtaining needed funding, we plan to invest an additional $2.5 million in 2015 to begin operations of our X-Train service beginning late 2015. The first train set of 10 passenger railcars has been arranged via a third party owner and will be available to run following this offering. We expect to complete station construction and the remaining components of our business plan upon funding.

Stimulate Demand Among Higher Budget Customers Who Drive.  We see the Southern California corporate environment as a lucrative one. There are over 50 Fortune 500 companies in California with most having significant employment populations within the two counties of the LA region. With the increasing Las Vegas convention penetration, the Southern California business community alone is diverse enough to provide a sufficient number of higher budget clientele to fill our travel offerings. We plan to undertake an aggressive marketing campaign targeted at the higher budget corporate clientele in the Los Angeles greater area. Additionally, we plan to have partnerships with several of the major Las Vegas casinos in order to jointly market our services. [Company to expand on casino partnerships/agreements]

Grow Non-Rail Revenues.  Traditional travel options have included many amenities built into their pricing models. With recent evolutions in the travel industry, the airline sector has begun to unbundle this pricing model to its benefit. In fact, several newer airline companies have eliminated this model in favor of a low priced "à la Carte" pricing model with little traveler resistance.  Traditional, higher fare legacy airlines have adopted parts of this strategy and are implementing them profitably.  Our business plan incorporates a premium all-inclusive pricing formula, yet plans to also benefit from a "à la Carte" pricing model by providing potential upgrades across several services, most noticeably with food and beverage. In addition, we expect to derive a meaningful portion of our revenue from the sale of ancillary items, such as hotel rooms, rental cars, show tickets, nightclub packages and other attractions. Importantly, most of our ancillary revenue will command high margins with low operating costs thus improving our profitability.

Build Partnerships with Key Institutions.  We have established relationships with several of the major Las Vegas casinos including the Plaza Hotel, Wynn Resort, Caesars Resorts and MGM Resorts and key institutions throughout Las Vegas.  Additionally, we have developed a co-operative plan with Metrolink. Metrolink operates commuter passenger rail service in the greater Los Angeles metro area and services over 12 million riders annually. Metrolink has 55 local train stations, which share the same right of way and/or connect to the X-Train. By joint venturing a marketing plan with Metrolink, X-Train gains access to its ridership for travel to Las Vegas.

Train Equipment and Service

Each of our trains will consist of two locomotives and one railcar set. Each railcar set will consist of ten cars. Trains can be expanded or contracted depending on the planned event/excursion and marketing & sales demand. X Train has contracted with The Friends of the 261, a private family business, which owns a finished rail set of cars suitable for the X Train, planned service. These cars are already certified to run on Amtrak trains and have been in charter service for over 100 charters all over the country. X train has contracted with the "261" team to manage the charter interface with Amtrak as they have greater experience with Amtrak. Their equipment is leased to X Train on a run by run basis and fees differ depending on the route mileage and services required.
Sales and Distribution
We intend to distribute our product primarily through our website, X Train Vacations www.xtrainvacations.com and our call center/customer support group. We will additionally sell through third party distributors such as Expedia, Travelocity, Orbitz and other Internet travel agencies. We will also be able to use certain of the distribution links provided by the Amtrak network and website.
We see the Southern California corporate environment as a lucrative one. There are over 50 Fortune 500 companies in California with most having significant employment populations within the two counties of the LA region. With the increasing Las Vegas convention penetration, the Southern California business community alone is diverse enough to provide a sufficient number of higher budget clientele to fill our travel offerings. We plan to market our services through advertising and promotions in billboards, newspapers, magazines, television and radio, Fun City rack cards, and through targeted public relations and promotional efforts in our target market. We also rely on public relations and word-of-mouth to promote our brand. We intend to run special promotions in coordination with peak periods and events, such as New Year's Eve, Super Bowl Weekend, Final Four Weekend, and Chinese New Year's and when boxing matches or tradeshows are held in Las Vegas.
Our trains are also available to be connected via Metrolink, the commuter passenger rail service in the greater Los Angeles metro area that services over 12 million riders annually. Metrolink has 55 local train stations, which share the same right of way and/or connect to our planned station at Fullerton, California.
Passenger Rail Development in the U.S.
•	Our Project is to re-open a passenger rail route between Los Angeles and Las Vegas

	•	Capital Corridor – Union Pacific Railroad/Joint Powers Authority - 10 years

	•	Chicago – St. Louis Express project – Union Pacific Railroad/METRA - 12 years (not yet complete)

	•	All Aboard Florida – Florida East Coast Railway/Fortress - 6 years (not yet complete)

	•	Union Pacific

	•	BNSF

	•	Amtrak

	•	FRA

	•	Cities for station construction

	•	STB

Company Experience in the Rail Industry
•	Successfully negotiated rail access with Class 1 railroads

•	Working relationship with Amtrak for five years

•	Actual operating experience with a passenger rail service

•	Designed and built passenger railcars in the X Train motif

•	Complete engineering drawings for Plaza station location

•	Experience in moving railcars via Amtrak, BNSF and UPRR across the country

•	Rail infrastructure experience

•	Complete rail logistics planning experience

•	Food and Beverage on board trains experience

•	Ticketing and Sales experience for passenger train operations

The Excursion Tour Product to Las Vegas from Los Angeles
The company is preparing to operate a Los Angeles to Las Vegas "Party Train" concept it calls "Club X" which provides an entertaining and exciting trip by conventional passenger rail, from Los Angeles to Las Vegas. Las Vegas has many events which it hosts during the year and virtually every weekend is scheduled with some sort of convention, show, sports event or holiday party. Our trains are chartered by Las Vegas Railway Express, Inc. for customers who wish to come to these events via rail instead of driving or flying. Our market is the Los Angeles area resident that visits Las Vegas 1-3 times per year and usually drives the 300 miles on the I-15 highway.
X Train packages will generally run for 3 days and 2 nights with amenities included at selected hotel and casino properties. The target customer for the service is in the $60,000 or more per year income bracket, likes gaming, and is between 35 – 60 years old.
Amtrak Charter Services
Upon request, Amtrak provides LVRE with trained engineering crews, to ensure safe and reliable passenger rail operations on our charter route. The Charter service offered by Amtrak is a form request for a private train car movement. Amtrak offers this service for a fee to anyone requesting such a service and where there are rails, regardless of whether or not Amtrak currently has passenger service in the route. Requests are processed and logistics are worked out with the impacted railroads and a schedule is formed to accommodate the requested train movement. Charters may not be rejected and are not regular train service. Each time our train will run, the route logistics must be applied for and the schedule for that run established. Once a schedule is established, LVRE will schedule its ticket sales.
There are many companies in the U.S, which use charter services as a commercial enterprise for passenger rail. Companies such as the Rocky Mountaineer, Friends of the 261 (who manage our charter service interface with Amtrak) Key Holidays Reno Fun Train, Iowa Pacific's City of New Orleans operate under the Amtrak charter and run many trains on their routes each year. Each run requires the logistics to be worked out prior to operation. Charters are not regular commuter service and the LVRE schedules will vary depending on which events we plan to service via the X Train.

Pricing and Revenue Management
Our fare structure is based on the Allegiant Air model which is a standard fare for tickets and all amenities are up sells. Ticket prices for coach are $199 per segment. All food and beverage and ancillary items are extra charges. Hotels and other events packages can be booked via X Train's call center. Margins on hotel rooms are up to 30%.
Ancillary Revenues
In addition to the basic X-Train service offering, our business model also includes many premium options that will serve as sources of ancillary revenue. Each X-Train passenger car will have bartender who will prepare premium alcoholic beverages not included in the base ticket fare. Snacks and various X-Train merchandising will also be offered for purchase through our free mobile application. Our "Ultra Lounge" cars will offer tables that passengers and their travel companions can reserve at an additional charge. Oversize baggage, access to the on-board Wi-Fi network, movies, and other premium options will also be available for additional fees.
We also aim to capture significant revenue as a "one stop" booking agent for our passengers' complete Las Vegas itinerary. In these activities, commissions will be derived through our call centers, our website, and our on-board mobile application, where customers will be allowed the option to book ahead for various Vegas attractions and necessities such as hotels, shows, tours, restaurant reservations, and rental cars.
Depot Locations
Our passenger rail terminals will provide features customarily found at a large airport today: a ticketing/customer service counter and electronic ticket machines; a station agent and employee area (including security); a baggage handling and storage area; a passenger waiting area; restrooms; a café and retail space to provide meals, snacks, and sundries; on-site parking (short- and long-term); a passenger pick-up and drop-off area; and a transit, taxi, resort shuttle pick-up and drop-off area.
Los Angeles Union Station: As the Los Angeles departure and arrival points of our service, Union Station was chosen for a number of reasons, including its proximity to downtown for Las Vegas marketing efforts; its location in the second largest population county in the United States; its links to Los Angeles County via public roads, bus and rail routes; its very affluent and tourism-centric locale; and its connection to Metrolink services where there are over 15,000 daily boardings with easy connection to Union Station passengers.

Los Angeles Metrolink Feeder System METROLINK

- LVRE will benefit from a metropolitan "feeder" system that links to Metrolink's 56 stations to the departure station LA

Link up to the X Train from any of METROLINK's 56 Stations

MAP NOT TO SCALE
PACIFIC OCEAN
METROLINK
METROLINK ROUTES
Antelope Valley Line
Inland Empire-Orange County Line
Orange County Line
Riverside Line
San Bernardino Line
Ventura County Line
91 Line (Riverside - Fullerton - Downtown LA)
Rail Transfer Station
Metrolink/Amtrak Shared Station
Amtrak Pacific Surfliner
Metro Rail/Metro Bus

Las Vegas Station:
Our Las Vegas arrival station will be located within the historic Downtown Las Vegas gaming and resort district bordering the famous Fremont Street Experience. Adjacent to Union Pacific's main track line and Symphony Plaza, our re-modeled station (formally Amtrak's Las Vegas station) was chosen for its location along the Union Pacific Railroad mainline; its parking and local transportation ease of ingress and egress; its 10-minute drive from over 150,000 hotel rooms; its access to ridership views along the famous Las Vegas "Strip"; its strategic alliances with Fremont Street Experience, Downtown Redevelopment Agency and Las Vegas Convention and Visitors Agency; and its low cost proximity to traveling staff accommodations.

Conceptual future station rendering at the Plaza Hotel.

SCOPE 4: RAILROAD SPUR LINE TO BE CREATED ONTO PROPERTY FROM MAIN LINE

SCOPE 1: TENSILE CANOPY STRUCTURE. APPROXIMATELY 49,000 S.F. CONTINUOUS

X TRAIN PASSENGER CAR

SCOPE 1: IRON GUARD RAIL. 42" X 1800'

SCOPE 1: SECURITY FENCE

SCOPE 1: CONCRETE PEDESTRIAN PLATFORM AND DRIVE AISLE.

5'-0"
27'-3"
48'-8"
25'-4"
22'-0"
19'-0"
PROPERTY LINE
UNION PACIFIC RAIL ROAD PROPERTY
12'-0"
5'-0"
8'-0"
PLATFORM
24'-0"
DRIVE ISLE

B SITE PLAN-SECTION

SCALE: 3/16"=1'

SCOPE 2: ACCESS AND REPAIR EXISTING EQUIPMENT AND BRIDGE FOR THE USE OF LOADING AND UNLOADING RELATED KITCHEN AND MERCANTILE GOODS. EXTENT OF IMPROVEMENTS TO BE DETERMINED.

SCOPE 1: 3 POINTS OF SECURED ENTRY

SCOPE 3: 6,061 S.F. OF X TRAIN STATION TENANT IMPROVEMENT. SCOPE TO INCLUDE RESTROOMS, STORAGE, AND GENERAL OFFICE SPACE.

SCOPE 4: 377,900 SQUARE FEET OF RE-STRIPING AND ASPHALT REPAIR.

SCOPE 5: TWO ONSITE RESTROOM FACILITIES PER GENDER TOTALING 400 SQUARE FEET EACH. CONSISTING OF TWO WATER CLOSETS, TWO LAVATORIES, DRINKING FOUNTAINS, AND A MOP SINK.

SITE TOPOGRAPHY
1931.7
397.01
15' Clearance
P.S. No.11 T.O.
Center Line of Union Pacific Track
Center Line of Union Pacific Track
UNION PACIFIC RAILROAD
BUMPING POST
Corner of Parcel
Split Point Derail
LVRE LAS VEGAS STATION TRACK
Property Line
ENTRY 03
ENTRY 02
ENTRY 01
AMTRAK
PLAZA NORTH TOWER
MAIN STREET
CLARK AVENUE
LEWIS AVENUE
BRIDGER AVENUE
CARSON AVENUE
FREMONT STREET

A SITE PLAN

SCALE: N.T.S.

CARPENTER SELLERS DEL GATTO ARCHITECTS

1919 S. JONES · SUITE C · LAS VEGAS, NV 89146

(702) 251-8896 · FAX (702) 251-8876 · WWW.CSDARCHITECTURE.COM

The Plaza Depot

LAS VEGAS XPRESS

X TRAIN

PROJECT #: V10003

OCTOBER 24, 2012

SHEET SP-01

Train Operations
The proposed route of the X-Train is approximately 338 miles beginning at LA Union Station, California and proceeding non-stop to the destination at Las Vegas, Nevada. The railroad rights-of-way (ROW), over which passenger train service could operate between Las Vegas and Los Angeles, include privately and publicly owned segments. The privately held portions are owned either by BNSF Railway (BNSF) or by Union Pacific Railroad (UPRR).
Our charter agreement with Amtrak will give our X-Train the priority status needed to meet our scheduled travel times. In other words, the owners of the track will allow our X-Train to pass slower and longer freight trains by having those freight trains move to the numerous sidings along the route. Further, as an attractive and profitable railroad customer, they will ensure immediate and urgent maintenance of any and all track maintenance and other services that we would rely upon for prompt and safe service.

Proposed Operating Schedule
Our Charter runs to Las Vegas from Los Angeles are planned around weekend events held in Las Vegas.  As such our operating schedule is not fixed and may vary depending on the event we are service, The operating table below is the general operations plan for the train movement of our consist and the placement, layover and operating times we generally expect. Actual results may vary.

Project Development Timeframe
Below is our planned project development timeframe for initiating the service. The chart is an estimate of our development schedule and actual results may vary.

Maintenance Facilities
Amtrak maintains their fleet, and the Friends of the 261 maintain their fleet under our lease agreement with them.
Insurance
Our agreement with Amtrak will provide liability insurance caps. Outside of our agreement, we are required through our conditional agreement with Union Pacific to maintain, during the life of the agreement, liability insurance with a limit of not less than $200 million; as well as other insurance policies we believe are of types customary in the industry and as required by the DOT and in amounts we believe are adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our rail equipment and workers' compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.
Employees
We currently have no employees other than our management team. Initially, we anticipate hiring a team of approximately 30 employees to assist in train and depot operations. Each train consist will require approximately 20 employees to operate it and the Las Vegas depot will require approximately 10 employees. Most of our train personnel will be classified as servers / entertainers and will not be covered by any collective bargaining agreements. Our other train operations personnel, including technical operations and maintenance, will be provided through our outsourcing agreement with Amtrak; and our food and beverage personnel will be provided on an outsourced basis.
Growth of Passenger Rail; Environment
There is widespread acknowledgement that improved intercity passenger rail service will help address many major national transport challenges. Among the challenges faced are congested highways and airports, rising fuel costs and energy independence, and climate and environmental concerns.
We are also aware of the urgency passenger rail service has established as evidenced by recent Congressional legislation, including the FY 2008 Appropriation Act, The Rail Safety Improvement Act of 2008 (RSIA), The Passenger Rail Investment and Improvement Act of 2008 (PRIIA), and The American Recovery and Reinvestment Act of 2009 (ARRA).
Many higher density city pairs have been increasing their use of rail transportation over the last decade. Set forth below is a list of selected top city-pair markets for passenger rail transportation and the traffic in each of the last six years.

Here in Las Vegas, the news regarding the prospect of high-speed rail has brought back into the public's consciousness the idea that intercity passenger rail service has returned as a viable alternative to existing modes of transportation. What has not been discussed, and is the strategic aim of our company, LVRE, is the popularization of conventional passenger rail service and the advantages it brings to the community.
In addition, we are confident that we can advance the recent legislative efforts of Congress to improve our nation's transportation infrastructure by assisting in our nation's goal of diverting automobile traffic to intercity passenger rail. Such activities ought to: relieve increasingly congested highways by taking cars off the inter-state highways; demonstrate that there is a profitable market for intercity passenger rail; reduce overall CO2 emissions; eliminate an estimated total of 4.5 million automobiles from I-15 over a five year period; and reduce CO2 emissions on I-15 by an estimated amount of 42 million pounds in year one and 1.1 billion pounds over five years.
Competition
We will have no direct passenger rail service competition. Although there have been two proposed high speed rail alternatives announced, we believe these options will be economically infeasible in today's challenging fiscal environment.
The Xpress West (formerly DesertXpress), which has a private Las Vegas sponsor, is a high-speed rail proposal for service from Las Vegas to Victorville, CA (85 miles from Los Angeles). This project requires an ambitious right-of-way acquisition, as well as $6 billion to construct a new rail system and 7-10 years to complete, if ever funded.
The other proposal is the MagLev, a passenger train utilizing high-speed magnetic levitation technology. The MagLev would travel between Las Vegas and Anaheim, CA (25 miles from Los Angeles). This project, like the Xpress West, requires an ambitious right-of-way acquisition, $15 billion to construct, and 15 years to complete if ever funded.
The Nevada Department of Transportation recently reviewed the proposals for rail service from Los Angeles to Las Vegas and has chosen to support the Las Vegas Railway Express proposed project. www.nvrailplan.com
We will compete indirectly with a variety of transportation modes including automobiles, bus service, limousine service and air transportation. With the exception of automobiles, some portion of which we hope to replace, the other transportation modes are not seen as a material risk to our business strategy.
Safety
Passenger train service is among the safest form of travel in the country. In conjunction with our Class I railroad partners Burlington Northern Santa Fe, Union Pacific Railroad, Metrolink and our haulage partner, AMTRAK our commitment towards a safe method of travel will be paramount. Our ability to remove an estimated 4.5 million cars from I-15 will improve the safety of those traveling because this portion of I-15 is considered among the most dangerous stretches of road in the country.
THE LAS VEGAS / SOUTHERN CALIFORNIA TRANSPORT MARKET
Las Vegas is a world-class leisure destination and one of the most sought after travel destinations within the United States, with its gaming attractions, convention facilities, various shows and entertainment, restaurants, hotels and golf courses. Currently, approximately 12 million people travel from Southern California to Las Vegas per year, 94% of those people do so by ground transportation, and the remaining 6% travel by commercial and private air transport. Las Vegas' global reach extends well beyond its approximately 38.9 million annual visitors, and is reflected in television travel programs, reality and poker shows, movies and celebrity visits that are consistently a part of daily media and pop culture.

As a major leisure destination, Las Vegas tracks and reports a myriad of statistics about the profile of its visitors. Set forth below are important, selected market statistics about Southern Californian visitors to Las Vegas from the LVCVA 2011 Southern California Profile:
 17 million annual visitors from Southern California to Las Vegas
 94% of annual visitors to Las Vegas from Los Angeles, travel via ground transportation, 6% via air
 One-way ground travel between the cities can take up to 6 – 7 hours
 53% visit more than once a year
 Stay for an average of 2.9 nights and 3.9 days
 23% earn between $60,000 and $80,000 annually
 49% earn more than $80,000
 24% travel with more than 2 people in their party
 Spend an average of $371 gambling with 11% spending $600 or more
When compared with other major resort markets in the United States, the Las Vegas market has shown consistent growth over both the near and long terms in both visitation and expenditures. We believe that recent growth in the Las Vegas market has been enhanced by the introduction of large luxury and thematic destination resorts and the increased capacity to host large-scale trade shows and conventions.
Source: Las Vegas Convention and Visitors Authority.
The Regional Transportation Commission ("RTC") of Southern Nevada completed a transportation study and feasibility plan, which analyzed the possibility of a conventional passenger rail service between Las Vegas and Los Angeles. The study was completed in June of 2007 with a supplement completed in 2008. In that document the RTC and participating authorities concluded that passenger rail service was viable within the LA to Las Vegas corridor and that up to 4 million people could and would switch from traveling by automobile to traveling by rail if a reliable passenger rail service could be established.

Recently, the University of Nevada, Las Vegas (UNLV)'s Rail Engineering Department, headed by Dr. Harry Teng, completed a rail study of the LA to Las Vegas rail corridor. In the UNLV study, the logistics of running a series of passenger trains through this corridor was determined that the railroads affected would have sufficient capacity to easily manage the proposed frequency of the X Train, once a week charter service.

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
  We have not generated revenue since inception, and may not succeed in generating revenue. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of March 31, 2015 and March 31, 2014, we had cash of $2,687 and $87,910, respectively. For the years ended March 31, 2015 and 2014, we incurred net losses of $9,479,980 and $13,052,020, respectively. As of March 31, 2015, we had an aggregate accumulated deficit of $41,107,625.  We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended March 31, 2015 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and continued implementation of our business plan.
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
As of March 31, 2015 we have outstanding promissory notes of approximately $3,091,712.  In the past, we have been in default under this debt. There can be no assurances that we will raise sufficient capital or generate sufficient revenue in the future to service our debt. If legal proceedings were commenced against us or we are unable to service our debt, then creditors may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.
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
Our common stock is quoted on the OTCPink, which may limit the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or a National Exchange.
Our securities are currently quoted on the OTCPink, an inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market.  Quotation of our securities on the OTCPink may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTCPink listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCPink.  These factors may have an adverse impact on the trading and price of our common stock.
Our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $9,479,980 and $13,052,020 for the years ended March 31, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $41,107,625 and a negative working capital of $6,390,108 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, of which $2,630,393 is in default and $86,510 is due in the quarter ending on June 30, 2015.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

Risks Related to Our Common Stock

The application of the "Penny Stock" Rules could adversely affect the market price of our common stock and increase your transaction cost to sell those shares. .
The SEC has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

that a broker or dealer approve a person's account for transactions in penny stocks; and

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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
Our Board of Directors consists of Michael A. Barron, Dr. Harry Teng and Louis M. Schillinger. These individuals are either executive officers, directors or principal shareholders of the Company.  Thus, there has in the past existed the potential for conflicts of interest in transactions between the Company and such individuals or entities in which such individuals have an interest.
There is a limited market for our common stock which may make it more difficult for stockholders to dispose of their shares.
  Our common stock is currently quoted on the OTCPink under the symbol "XTRN".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.
The price of our common stock is volatile, which may cause investment losses for our stockholders.
  The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.0001 to a high of $0.17. The trading price of our common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

As of March 31, 2015, our officers and directors beneficially owned approximately 22.79% of our outstanding common stock.  As a result,  these stockholders could, if they were to act together, affect the outcome of stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial other stockholders.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties.

As of March 31, 2015, we lease approximately 1,976 square feet of general office space in premises located at 9480 South Eastern Avenue, Suite 205, Las Vegas, Nevada. Our lease for this space expires in February 2017 and provides for monthly payments of $2,964.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Pink Board under the symbol "XTRN".  On June 29, 2015, the last trade of our stock was at the price of $0.0001 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended March 31, 2015:	High	Low
Quarter Ended June 30, 2014	$0.5000	$0.0851
Quarter Ended September 30, 2014	$0.1200	$0.0090
Quarter Ended December 31, 2014	$0.0100	$0.0009
Quarter Ended March 31, 2015	$0.0015	$0.0006

Year Ended March 31, 2014:	High	Low
Quarter Ended June 30, 2013	$2.20	$1.40
Quarter Ended September 30, 2013	$1.60	$0.80
Quarter Ended December 31, 2013	$1.50	$0.73
Quarter Ended March 31, 2014	$1.35	$0.47

Number of Stockholders

As of March 31, 2015, there were 342 stockholders of record of our common stock.

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

Equity Compensation Plan Information as of March 31, 2015

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,000	$10	-
Equity compensation plans not approved by security holders	111,107,928	$0.061	0
Total	111,207,928	$0.07	0

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.  Selected Financial Data

Not applicable.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements.  In addition, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following are the results of our continuing operations for the year ended March 31, 2015 compared to the year ended March 31, 2014:

	Year Ended
	March 31,	March 31,
	2015	2014	$ Change	% Change
	Unaudited
Revenues	107,547.00	$-	107,547.00	100.0%
Cost of sales	64,535.00	-	64,535.00	100.0%
Gross profit	43,012.00	-	43,012.00	100.0%

Operating Expenses:
Compensation and payroll taxes	3,894,887	$2,876,141	1,018,746	35.4%
Selling, general and administrative	1,906,782	1,709,461	197,321	11.5%
Professional fees	1,333,415	1,873,146	(539,731)	-28.8%
Impairment loss	-	843,697	(843,697)	-100.0%
Depreciation expense	71,644	7,292	64,352	882.5%
Total expenses	7,206,728	7,309,737	(103,009)	-1.4%

Loss from operations	(7,163,716)	(7,309,737)	146,021	-2.0%

Other income (expense)
Interest expense	(2,728,845)	(7,960,987)	5,232,142	-65.7%
Change in derivative liability	412,581	2,162,790	(1,750,209)	-80.9%
Total other income (expense)	(2,316,264)	(5,798,197)	3,481,933	-60.1%

Net income (loss) from operations before provision for income taxes	(9,479,980)	(13,107,934)	3,627,954	-27.7%
Provision for income taxes	-	55,914	(55,914)	-100.0%
Net income (loss)	(9,479,980)	(13,052,020)	3,572,040	-27.4%

Revenue

During the year ended March 31, 2015 the Company generated some revenue from operating train in Santa Fe, NM. During the year ended March 31, 2013, there was no operations yet.

Operating Expenses

Compensation and payroll taxes increased by $1,018,746, or 35.4%, during the year ended March 31, 2015 as compared to 2014.  The increase in compensation expense in the current year is due primarily to higher costs in 2015 related to the issuance and exercise of options by directors and officers as compensation in April 2014, which resulted in additional expenses of approximately $2.4 million. Selling, general and administrative expenses increased by $197,321, or 11.5%, during the year ended March 31, 2015 as compared to the same period in 2014 primarily due to office expenses, marketing and advertising expenses.  We had a decrease in our professional fee expenses during the year ended March 31, 2015 of $539,731, or 28.8%, due primarily to legal, consulting and accounting services.

Other (Expense) Income

Interest expense decreased by $5,231,142, or 65.7% during the year ended March 31, 2015 as compared to the year ended March 31, 2014.  The decrease is due primarily to the amortization of discount on convertible debt in 2014.  The discount is being amortized into interest expense over the maturity date of the convertible notes.  This resulted in interest expense during the year ended March 31, 2015 of $2,062,473, compared to $4,835,032 in 2014, representing a decrease of $2,772,559.

The change in the value of derivative liabilities amounted to $412,581 for the year ended March 31, 2015 as compared to $2,162,790 for the year ended March 31, 2014.  The decrease was primarily due to the increase in value of derivative liabilities outstanding during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. The Company has no operating revenues and is currently dependent on debt financing and sale of equity to fund operations.

As shown in the accompanying financial statements, the Company has net losses of $9,434,980 and $13,052,020 for the years ended March 31, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $41,062,625 and negative working capital of $6,390,108 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, of which $2,630,393is in default and $86,510 is due during the quarter ending June 30, 2015.  Management believes that it will need additional equity or debt financing to be able to implement its business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the years ended March 31, 2015 and 2014 were $1,757,999 and $4,054,795, respectively.  Cash used in operating activities for the years ended March 31, 2015 and 2014 were primarily due to net losses of $9,479,980 and $13,052,020, respectively.  During the year ended March 31, 2015, the net loss included significant non-cash expenses of $583,840 in stock issued for services, $2,062,473 in amortization of discounts on notes payable, $2,687,591 for the stock option compensation, $329,416 for the warrants issued for services, and $322,929 in debt conversion expenses.  During the year ended March 31, 2014, the net loss included significant non-cash expenses of $644,540 for stock issued for services, $582,837 in warrants issued for services, $4,835,032 in amortization of discounts on notes payable, and $600,000 for impairment of Union Pacific deposit and $843,697 for impairment loss on goodwill.

There was no cash used in investing activities during the year ended March 31, 2015.  Net cash used in investing activities during the year ended March 31, 2014 was $297,910, which represented property and equipment acquisitions primarily related to the acquisition of rail cars and related costs.

Net cash provided by financing activities for the year ended March 31, 2015 was $1,672,776, which consisted of $577,300 from proceeds from sale of shares of common stock, $3,176 from exercise of stock options, $4,417 from exercise of warrants, $981,745 from proceeds from convertible notes payable and $106,138 from proceeds from related parties notes payable. Net cash provided by financing activities for the year ended March 31, 2014 amounted to $3,178,000 which consisted of $275,000 in proceeds from the sale of common stock and $2,903,000 in proceeds from the issuance of convertible notes payable during the year.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable

Item 8.  Financial Statements and Supplementary Data.

LAS VEGAS RAILWAY EXPRESS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2015	2014
	Unaudited
Assets

Current assets
Cash	$2,687	$87,910
Other current assets	49,975	101,250
Total current assets	52,662	189,160

Property and equipment, net of accumulated depreciation	56,208	684,407

Other assets
Deposits	4,464	22,385
Total assets	$113,334	$895,952

Liabilities and Stockholders' Deficit

Current liabilities
Short term notes payable	$-	$13,333
Accounts payable and accrued expenses	1,476,574	442,711
Derivative liability	2,020,763	1,198,018
Notes payable - related parties	106,138	-
Current portion of convertible notes payable, net of debt discount	2,839,295	1,271,984
Total current liabilities	6,442,770	2,926,046
Long-term portion of convertible debt, net of current portion	39,550	150,000
Total liabilities	6,482,320	3,076,046

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 465,696,129 and 16,041,142 shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	46,570	1,604
Additional paid-in capital	34,525,861	29,445,945
Common stock payable	166,208	-
Accumulated deficit	(41,107,625)	(31,627,643)
Total stockholders' deficit	(6,368,986)	(2,180,094)
Total liabilities and stockholders' deficit	$113,334	$895,952

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	For The Years Ended
	March 31,	March 31,
	2015	2014
	Unaudited
Revenues	$107,547	$-
Cost of sales	64,535	-
Gross profit	43,012	-

Operating Expenses:
Compensation and payroll taxes	3,894,887	2,876,141
Selling, general and administrative	1,906,782	1,709,461
Professional fees	1,333,415	1,873,146
Impairment loss	-	843,697
Depreciation expense	71,644	7,292
Total operating expenses	7,206,728	7,309,737

Loss from operations	(7,163,716)	(7,309,737)

Other income (expense)
Interest expense	(2,728,845)	(7,960,987)
Change in derivative liability	412,581	2,162,790
Total other income (expense)	(2,316,264)	(5,798,197)

Net income (loss) from operations before provision for income taxes	(9,479,980)	(13,107,934)
Provision for income taxes	-	55,914

Net income (loss)	$(9,479,980)	$(13,052,020)

Net income (loss) per share, basic and diluted	$(0.05)	$(1.40)

Weighted average number of common shares outstanding, basic and diluted	181,132,329	9,325,550

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, March 31, 2012	2,432,677	$243	$640,000	$9,976,609	$(11,809,532)	$(1,192,680)

Stock issued from subscriptions payable	800,000	80	(640,000)	639,920	-	-
Stock issued for servives	463,868	46	-	1,538,631	-	1,538,677
Stock issued for cash	2,282,000	228	-	2,281,772	-	2,282,000
Stock issued for conversion of debt	1,682,050	168	-	2,055,938	-	2,056,106
Exercise of warrants	45,000	5	-	8,995	-	9,000
Discount on convertible notes payable	-	-	-	440,000	-	440,000
Warrants issued for services	-	-	-	1,201,370	-	1,201,370
Warrants issued for property and equipment	-	-	-	12,763	-	12,763
Stock option compensation	-	-	-	80,524	-	80,524
Net loss	-	-	-	-	(6,766,091)	(6,766,091)
Balance, March 31, 2013	7,705,595	$770	$-	$18,236,522	$(18,575,623)	$(338,331)

Stock issued for cash	600,000	60	-	274,940	-	275,000
Stock issued for conversion of debt	4,410,747	441	-	5,062,828	-	5,063,269
Stock issued for services	728,143	73	-	644,467	-	644,540
Exercise of warrants	9,823	1	-	(1)	-	-
Stock issued in exchange of warrants	2,586,835	259	-	594,783	-	595,042
Warrants issued for services	-	-	-	329,416	-	329,416
Reclassification of derivative liabilities	-	-	-	4,302,990	-	4,302,990
Net loss	-	-	-		(13,052,020)	(13,052,020)
Balance, March 31, 2014	16,041,143	$1,604	$-	$29,445,945	$(31,627,643)	$(2,180,094)

Stock subscribed	87,010,002	8,701	-	543,599	-	577,300
Stock issued for compensation	1,600,000	160	-	130,465	-	130,625
Stock issued for debt	122,869,438	12,287	-	158,556	-	170,843
Stock issued for services	10,290,000	1,029	-	582,811	-	583,840
Exercise of options	31,754,894	3,176	-	2,687,590	-	2,690,766
Stock issued for notes conversion	191,713,985	19,171	-	320,575	-	339,746
Warrants issued for services	-	-	-	329,416	-	329,416
Warrants exercised	4,416,668	442	-	3,975	-	4,417
Debt expense	-	-	-	322,929	-	322,929
Stock payable	-	-	-	-	-	141,208
Net loss	-	-	-	-	(9,479,980)	(9,479,980)
Balance March 31, 2015 (Unaudited)	465,696,130	46,570	-	34,525,861	(41,107,623)	(6,368,984)

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	For The Years Ended
	March 31,	March 31,
	2015	2014
	Unaudited
Cash flows from operating activities
Net loss	$(9,479,980)	$(13,052,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,644	7,292
Amortization of discounts on note payable	2,062,473	4,835,032
Amortization of debt offering costs	-	637,680
Impairment of Union Pacific deposit	-	600,000
Deferred tax provision	-	(55,914)
Change in value of derivative liability	(412,581)	(2,162,790)
Stock issued for services	583,840	644,540
Stock option compensation	2,687,591	-
Stock issued for compensation	130,625
Impairment loss on goodwill	-	843,697
Debt conversion expense	322,929	2,217,878
Stock issued for exchange of warrants		595,042
Warrants issued for services	329,416	582,837
Loss on settlement on accounts payable for stock	158,555	-

Changes in operating assets and liabilities:
Other current assets	51,275	204,593
Other assets	574,476	3,573
Liabilities of discontinued operations, net	-	(194,041)
Accounts payable and accrued expenses	1,161,738	237,806

Net cash used in operating activities	(1,757,999)	(4,054,795)

Cash flows from investing activities
Purchases of property and equipment	-	(297,910)
Net cash used in investing activities	-	(297,910)

Cash flows from financing activities
Proceeds from sale on shares of common stock	577,300	275,000
Proceeds from exercise of stock options	3,176	-
Proceeds from exercise of warrants	4,417	-
Proceeds from convertible notes payable	981,745	2,903,000
Proceeds from notes payable - related parties	106,138	-

Net cash provided by financing activities	1,672,776	3,178,000

Net change in cash	(85,223)	(1,174,705)
Cash, beginning of the period	87,910	1,262,615
Cash, end of the period	$2,687	$87,910

Supplemental disclosure of cash flow information:
Interest paid	$13,963	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Stock issued as payment of accounts payable	$170,843	$-
Stock issued for debt and accrued interest	$354,799	$2,845,391

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 and 2014

(1)  Description of Business:

Las Vegas Railway Express, Inc.  (the "Company") was formed as a Delaware corporation in March 9, 2007 as Corporate Outfitters, Inc., a development stage company. On November 3, 2008, pursuant to a common stock purchase agreement, the Company acquired 100% of the outstanding capital stock of Liberty Capital Asset Management, a Nevada corporation, formed in July of 2008 as a holding company for all the assets of CD Banc LLC in contemplation of the company going public via a reverse merger into a publicly trading corporation.  CD Banc LLC was formed in 2003 as a Nevada limited liability corporation with the purpose of acquiring real estate assets and holding them for long-term appreciation.  On January 21, 2010, the Company completed a share exchange and asset purchase agreement with Las Vegas Railway Express, a Nevada Corporation, and subsequently changed its name from Liberty Capital Asset Management, Inc. to Las Vegas Railway Express, Inc.

Our company, Las Vegas Railway Express, Inc., is establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area by hiring Amtrak to haul our passenger cars for a fee, between Los Angeles and Las Vegas. The proposed service, called the "X-Train," will introduce a "Las Vegas" style experience on the train, while traversing the route in approximately 5 ½ hours. We will be profitable on the very first run based on our pricing model.

(2)  Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Effective on December 2, 2013, the Company executed a one-for-twenty reverse split of the Company's issued and outstanding shares of common stock.  All references to number of shares and per share amounts included in this report give effect to the reverse stock split.

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net losses of $9,479,980 and $13,052,020 for the years ended March 31, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $41,107,625 and a negative working capital of $6,390,108 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, of which $86,510 is due during quarter ending June 30, 2015 and $2,630,393 is currently in default.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Risks and Uncertainties:

The Company generates no revenues.  The Company operates in an industry that is subject to intense competition and potential government regulations.  Significant changes in regulations and the inability of the Company to establish contracts with rail services providers could have a materially adverse impact on the Company's operations.

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

Long-Lived Assets:

In accordance with FASB ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended March 31, 2015, the Company determined that $315,974 of capitalized costs relating to the leasehold improvements on leased cars and $341,438 of capitalized costs relating to 16 cars owed by the company were impaired by the change in the Company's business plan.  These amounts have been expensed and included as a component of general fees during the year ended March 31, 2015.
Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, "Earnings Per Share," the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the years ended March 31, 2015 and 2014 as the amounts are anti-dilutive.  As of March 31, 2015 and 2014, the Company had 100,000 outstanding options which were excluded from the computation of net loss per share because they are anti-dilutive.  As of March 31, 2015 and 2014, the Company also had convertible debt that is convertible into 2,904,352,928 and 5,339,132 shares, respectively, of common stock which was excluded from the computation.  As of March 31, 2015 and 2014, the Company had 4,653,982 and 1,569,842 outstanding warrants, respectively, which were also excluded from the computation because they were anti-dilutive.

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

Upon the impairment of the goodwill as of March 31, 2014, the deferred tax liability no longer existed and amounted to $0 as of March 31, 2015.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015 and 2014, the Company has not established a liability for uncertain tax positions.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. There were 31,754,894 shares of common stock exercised during the year ended March 31, 2015. There were no options issued during the year ended March 31, 2014. Assumptions used in the Black-Scholes model to value options issued during the year ended March 31, 2015 are as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
	Unaudited
Expected life in years	2.5	NA
Stock price volatility	170.94% - 248.72%	NA
Risk free interest rate	0.73% - 1.18%	NA
Expected dividends	NA	NA
Forfeiture rate	0%	NA

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of the 200 million authorized under the Company's certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

On December 2, 2013, the Company effected a one-for-twenty reverse stock split of the Company's issued and outstanding common stock shares.  As a result, the Company's outstanding shares of common stock and common stock equivalents no longer exceeded the number of authorized shares.  As a result, as of December 2, 2013, these instruments that were accounted for as derivative liabilities were reclassified as equity.

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

	Fair Value	Fair Value Measurements at March 31, 2015
	as of	Using Fair Value Heirarchy
	March 31, 2015	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$2,020,763	$-	$2,020,763	$-

(3)  Property and Equipment:

Property and equipment consisted of the following as of March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014
	Unaudited

Office equipment	$51,963	$61,611
Computer software	24,167	24,167
Transportation equipment under construction	-	621,802

	76,130	707,580

Less: accumulated depreciation	(19,922)	(23,173)

	$56,208	$684,407

(4)  Related Party Notes payable:

A summary of outstanding notes payable is as follows:

	March 31,	March 31,
	2015	2014

Promissory notes, dated June 20, 2014 to affiliates bearing interestat 10% per month, payable on demand	$72,500.00	$-

Promissory note, dated February 22, 2015 to employee bearing interestat 10% per month, payable on demand	$33,638.00	$-

Total outstanding notes payable	$106,138	$-

(5)  Convertible Notes Payable:

A description of outstanding convertible notes payable is as follows:

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the "JMJ Note").  As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note.  Outstanding borrowings mature two years from the effective date of each advance.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to the lower of $0.90 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement.  During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note.  During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 785,000 shares of common stock under the terms of the agreement.  During the three months ended September 30, 2014, JMJ Financial converted an additional $39,490 of outstanding principal into 3,800,000 shares of common stock. During the three months ended December 31, 2014 JMJ converted $20,014 of outstanding principal into 15,415,000 shares of common stock and as of December 31, 2014, the outstanding balance of the JMJ Note amounted to $60,621

On November 22, 2013, the Company, entered into and closed a purchase agreement (the "Purchase Agreement") with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the "Note"), and warrants to purchase 300,000 shares of common stock (the "Warrants"), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $0.70, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  The Company's obligations under the Note are secured by substantially all of the Company's assets.  The Warrants have a five-year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $1.00, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect. On April 11, 2014, total principal and accrued interest of $1,818,055 were exchanged for a new note described below.
On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the "Iconic Note") in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015.  The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company's common stock at a conversion rate equal to the lower of $0.50 or 60% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to conversion election date.  During the three months ended June 30, 2014, the Company borrowed an additional $100,000 under the Iconic Note.  During the three month ended December 31, 2014 Iconic Holdings, LLC converted $44,240 of the principal balance into 47,523,745 shares of common stock. The outstanding principal balance as of December 31, 2014 amounted to $120,760.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the "KBM Note") for total principal borrowings of $68,000.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company's common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.  During the three months ended September 30, 2014, KBM Worldwide, Inc. converted $10,000 of outstanding principal into 877,193 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $58,000 of principal balance into 39,878,777 shares of common stock leaving an outstanding principal balance of $0.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014.  The note is convertible into shares of the Company's common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.  During the three months ended December 31, 2014 Beaufort Capital Partners LLC converted $14,300 of the principal balance into 19,072,664 shares of common stock leaving $85,700 outstanding as of December 31, 2014.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement described above.  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matured on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $0.45, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company's obligations are secured by substantially all of the Company's assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of which $181,945 was recorded as interest expense during the nine months ended December 31, 2014.  As of December 31, 2014, the note had an outstanding principal balance of $2,000,000.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company's common stock at a rate equal to the lesser of $0.25 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received proceeds under this convertible note payable of $50,000 in April 2014, which represented the outstanding balance as of December 31, 2014.

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

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the "Typenex Note") providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $0.35 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $0.10, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $0.35 per share.  The outstanding balance related to this note amounted to $87,500 as of December 31, 2014.

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

On June 17, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum.  The outstanding borrowings and accrued interest are payable on March 19, 2015.  The outstanding amounts are convertible into shares of common stock at the debt holder's option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion.

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

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2015 and March 31, 2014:

	March 31,	March 31,
	2015	2014
	Unaudited

Principal balance of convertible notes payable outstanding	$2,985,574	$2,023,000

Less: discount on convertible notes payable	(106,729)	(601,016)

Convertible notes payable, net	$2,878,845	$1,421,984

Future scheduled maturities of these notes payable are as follows:

Years ending March 31,

2015	$2,964,024
2016	39,550
Total	$2,985,574

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.   Amortization of these capitalized debt issuance costs amounted to $0 and $637,680 for the year ended March 31, 2015 and 2014, respectively, which is reflected as interest expense on the accompanying statement of operations.

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires on February 28, 2017.  The rental agreement includes common area maintenance, property taxes and insurance.

Future annual minimum payments under these operating leases are as follows:

Years ending March 31,
2015	$2,964
2016	36,161
2017	39,125
Total	$78,250

Rental expense under operating leases for the years ended March 31, 2015 and 2014 was $386,554 and $332,612, respectively.

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

The derivative liability, as it relates to the different instruments, is shown in the following table:

	For The Year Ended March 31, 2015			For The Year Ended March 31, 2014
		Conversion Feature			Conversion Feature
		of			of
	Warrants	Notes Payable	Total	Warrants	Notes Payable	Total

Beginning balance, April 1	$205,248	$992,770	$1,198,018	$1,663,394	$1,518,143	$3,181,537
Additional issuances	148,903	1,086,423	1,235,326	3,232,748	2,601,417	5,834,165
Exercised/converted	-	-	-	(33,829)	(307,693)	(341,522)
Reclassification to equity	-	-	-	(3,758,287)	(1,555,085)	(5,313,372)
Change in derivative liability	(353,433)	(59,148)	(412,581)	(898,778)	(1,264,012)	(2,162,790)
Ending balance, September 30	$718	$2,020,045	$2,020,763	$205,248	$992,770	$1,198,018

The derivative liability was valued using the Black-Scholes method with the following inputs:

	Warrants	Notes Payable	Notes Payable & Warrants
	For The Year Ended	For The Year Ended	For The Year Ended
	March 31, 2015	March 31, 2015	March 31, 2014

Expected life in years	0.7 - 4.1	0.1 - 1.0	N/A
Stock price volatility	220.18 - 369.30%	163.84% - 369.30%	N/A
Discount rate	0.25% - 1.65%	0.12% - 0.25%	N/A
Expected dividends	None	None	N/A
Forfeiture rate	0%	0%	N/A

(8)  Equity:

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

During the year ended March 31, 2015, the company issued an aggregate of 12,869,438 shares of common stock for the conversion of $170,843 in convertible accounts payable debt. The conversion of debt resulted in additional expense of $322,929 because of decrease in stock value. During the year ended March 31, 2014, the Company issued an aggregate of 4,410,747 shares of common stock for the conversion of $2,845,411 in convertible notes payable and accrued interest.  The conversion of debt into stock resulted in a debt conversion expense of $2,217,878 (see Note 5).  This included 200,000 shares of common stock for the conversion of a $200,000 convertible note payable held by a related party entity owned by a Director of the Company.

During the year ended March 31, 2015, the Company issued 1,600,000 shares of common stock as employee compensation in total expense of $130,625, for services 10,290,000 shares of common stock for $583,840 and as for exercise of options the Company issued 31,754,894 shares of common stock in total expense of $2,690,766. During the year ended March 31, 2014, the Company issued an aggregate of 728,143 shares of common stock as payment for services, directors' and employee compensation resulting in total expense of $644,540.

During the year ended March 31, 2015 and 2014, the Company issued 4,416,668 and 9,823 shares of common stock, respectively, for the exercise of warrants.

During the year ended March 31, 2015, the Company sold aggregate 87,010,002 shares of common stock for total proceeds of $577,300. During the year ended March 31, 2014, the Company sold an aggregate total of 600,000 shares of common stock for total proceeds of $275,000, including 350,000 shares of common stock to a director of the Company for total proceeds of $175,000.

During the year ended March 31, 2015, the Company issued 191,713,985 shares of common stock for the conversion of $339,746 in convertible notes.

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

On May 30, 2014, the Company entered into a Debt Securities Assignment and Purchase agreement, along with a Securities Exchange and Settlement Agreement with Beaufort Capital Partners LLC ("Beaufort").  Per the terms of the agreements, the Company assigned $105,256 of outstanding accounts payable to Beaufort, in exchange for allowing Beaufort to convert the amounts into common stock, at a date of their choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date.  During the year ended March 31, 2015, Beaufort elected to convert $89,543 into 7,353,452 shares of common stock per the terms of the agreement.  As of March 31, 2015 there is balance left of $15,713.

On August 8, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC ("Macallan") which provides for the assignment of $20,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 1,300,000 shares of common stock at the set price of $0.0154. The difference between the conversion amount of $20,000 and the fair value of the shares issued amounted to $45,000, and was recorded as interest expense during the year ended March 31, 2015.

On September 12, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC ("Macallan") which provides for the assignment of $15,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 2,000,000 shares of common stock at the set price of $0.0075. The difference between the conversion amount of $15,000 and the fair value of the shares issued amounted to $51,000, and was recorded as interest expense during the year ended March 31, 2015. As of March 31, 2015 there is balance left of $14,772.

On October 6, 2014, the Company entered into Assignment Agreement with JSJ Investments, which provides for the assignment of $25,780 of liabilities from the Company to JSJ Investments in exchange for allowing JSJ Investments to convert the amount into shares of common stock at the at a rate equal to 45% of the lowest traded price over the 20 days previous to the conversion date.

On November 24, 2014, the Company entered into Assignment and Assumption Agreement with Microcap Equity Group, LLC, which provides for the assignment of $41,800 of liabilities from the Company to Microcap Equity Group, LLC in exchange for allowing Microcap Equity Group, LLC to convert the amount into shares of common stock at the at a rate equal to 50% of the lowest traded price over the 20 days previous to the conversion date.

On January 15, 2015, the Company entered into Assignment and Assumption Agreement with Microcap Equity Group, LLC, which provides for the assignment of $70,940 of liabilities from the Company to Microcap Equity Group, LLC in exchange for allowing Microcap Equity Group, LLC to convert the amount into shares of common stock at the at a rate equal to 50% of the lowest traded price over the 20 days previous to the conversion date.

As of March 31, 2015, the amount of $15,713 is still outstanding as Beaufort has not elected to convert the amount yet, the amount of $14,772 is still outstanding as Macallan has not elected to convert the amount yet, the amount of $44,679 is still outstanding as JSJ Investments has not elected to convert the amount yet and the amount of $66,440 is still outstanding as Microcap Equity Group LLC has not elected to convert the amount yet .

As of March 31, 2015, shares of common stock for the amount of $141,208 for debt conversion and shares for $25,000 for stock purchase agreement were not issued. As the amounts are required to be paid in common stock, the Company has classified these amounts as "Common Stock Payable", a component of stockholders' equity on the accompanying condensed balance sheet as of March 31, 2015.

Warrants

During the year ended March 31, 2015, the Company issued 7,500,808 shares of common stock in warrants, of which 745,807 shares were issued in connection with convertible promissory note and 6,755,001 shares were issued in connection with stock purchase agreements. During the year ended March 31, 2014, the Company issued an aggregate of 880,000 warrants in connection with the Convertible Notes issued during the period, as well as 236,000 warrants for the payment of commissions associated with acquiring the Convertible Notes.  The Company also issued 300,000 warrants in connection with the senior convertible promissory note granted on November 22, 2013, which have been accounted for as derivative liabilities (see Note 7). During the year ended March 31, 2014, the Company issued an additional 125,000 warrants as payment of directors' services.  The warrants were accounted for as derivative liabilities prior to the reverse stock split on December 2, 2013.  The warrants are exercisable into shares of the Company's common stock at exercise prices between $2 and $3 per share.

The following summarizes the Company's warrant activity during the years ended March 31, 2015 and 2014.

Warrants

Outstanding - March 31, 2013	2,924,842

Granted	1,541,000
Exercised	(20,350)
Cancelled	(2,875,650)
Outstanding - March 31, 2014	1,569,842

Granted	7,500,808
Exercised	(4,416,668)
Cancelled	-
Outstanding - March 31, 2015	4,653,982

 (9)  Share Based Compensation:

Stock-Option Plan

The Company's 2015 Stock Option Plan provides for the issuance of a total of 1 billion shares of common stock at the price of $0.0001 per share. Employees, who share the responsibility for the management growth or protection of the business of the Company, are eligible to receive options which are approved by the Board of Directors.  These options are exercisable for a five-year period from the date of the grant.

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

Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO and President of the Company, which provides for an annual salary of $200,000.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus equal to 17% of all outstanding shares of common stock. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron's employment agreement commenced as of February 1, 2015.

The Company has an employment agreement with Wanda Witoslawski which requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $180,000 per year.  In addition, Ms. Witoslawski is entitled to receive an incentive or performance bonus equal to 12% of all outstanding shares of common stock. Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski's employment agreement commenced as of February 1, 2015.

(10)  Income Taxes:

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

Upon the impairment of the goodwill as of March 31, 2014, the deferred tax liability no longer existed and amounted to $0 as of March 31, 2015.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015 and 2014, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end March 31, 2015 or 2014.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of March 31, 2015, the Company had federal net operating loss carry forwards of approximately $41.01 million, which may be available to offset future taxable income for tax purposes.  These net operating loss carry forwards begin to expire in 2027 through 2032.  This carry forward may be limited upon the ownership change under IRC Section 382.

(11)  Related-Party Transactions:

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, "Allegheny".  The Company was indebted to Allegheny by a certain promissory note with 10% monthly interest.   As of March 31, 2015, the balance of the note was $20,400 and the accrued interest was $9,204.

Dianne David, the Company's Director Asset Development, is the spouse of the CEO, Michael A. Barron and as of March 31, 2015 holds a promissory note with 10% monthly interest and as of March 31, 2015 the principal balance is $33,638 and accrued interest of $2,921.85. Dianne David is a 100% owner of Eclipse Holding, which holds a promissory note, dated June 19, 2014 with a balance of $23,000 and accrued interest of $16,100.

Wanda Witoslawski, the CFO of the Company, holds a promissory note of 29,100 with 10% monthly interest, which equals to $18,772 as of March 31, 2015.

(12)  Subsequent Event

On April 17, 2015, the Company held special meeting where the increase of authorized shares from 500,000,000 to 10,000,000,000 and the Company's name change from Las Vegas Railway Express, Inc. to X Holdings Corporation were approved by the shareholders.

During the quarter ended June 30, 2015, the Company sold 1,512,500,000 shares of common stock for $175,000.

During the quarter ended June 30, 2015, the Company issued 766,125,514 shares of common stock for promissory note conversions of $111,345.

During the quarter ended June 30, 2015, the Company issued 389,958,686 shares of common stock to employees per employment agreements.

During the quarter ended June 30, 2015, the Company issued 4,129,470,209 shares of common stock for conversion of debt of $373,576.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as March 31, 2014.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Michael A. Barron	64	Chairman of the Board of Directors, Chief Executive Officer
Dr. Harry Teng	52	Director
Louis M. Schillinger	65	Director
Wanda Witoslawski	50	Chief Financial Officer and Treasurer

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

Michael A. Barron – Chairman and Chief Executive Officer, 64

Mr. Barron has been a developer of new business enterprises for nearly 30 years. Mr. Barron began his career in 1971 where he was the Senior Planner for the City of Monterey and was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron was the founder of Citidata, the first electronic provider of computerized real estate multiple listing service (MLS) information in the nation from 1975 to 1979. Citidata became the nation's largest provider of electronic real estate information and was sold to Moore Industries in 1979. In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). The company was publicly traded and maintained a market capitalization of $500 million. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. He later went on to serve as CEO for Shearson Home Loans and founded Liberty Capital, a $100 million asset management company based in Las Vegas, Nevada. Mr. Barron holds a B.S. degree from California Polytechnic University. Michael A. Barron has served as Director on Las Vegas Railway Express' Board of Directors since inception. Mr. Barron's experience as our president and chief executive officer quality him to serve on our board of directors.

Dr. Harry Teng – Director, 52

Dr. Teng, an Associate Professor in Transportation Engineering at the University of Nevada, Las Vegas (UNLV), has approximately 30 years of research and education experience in transportation engineering and management. He graduated from China's Beijing Jiaotong University with his B.S. and M.S. degrees in railroad engineering and management. He has a second M.S. degree from West Virginia University on railroad operations, and a Ph.D. in civil engineering from Purdue University. He has taught at Beijing Jiaotong University, Polytechnic University of New York, The University of Virginia (UVa), and UNLV. He was the Associate Director for the Center of Transportation Studies at UVa.

Dr. Teng leads the railroad and high-speed rail program at UNLV. Currently, he is operating the Transit UTC at UNLV for which he has been involved in research with federal and local agencies and organized distinguished seminars. He has initiated the railroad, high-speed rail, and transit program at UNLV for which he has developed a curriculum and certificate program on railroad. He is the advisor for the AREMA student chapter at UNLV. In addition, he has been active in railroad professional activities.

Dr. Teng also is interested in Intelligent Transportation Systems, infrastructure maintenance, air quality analysis, freight transportation, safety, and demand forecasting. So far, he has published approximately 40 peer-reviewed technical papers.

Louis M. Schillinger – Director, 65

Insurance Specialty and Program Development, Reinsurance Negotiation terms. Experience in Risk Retention Group formation, capitalization, structure and management. 25 years experience in the Railroad Insurance Industry, as a Managing General Agent throughout North America. Created the first Railroad Owned Insurance Company filed as Risk Retention Group in Vermont. Experience Claims Management, Underwriting and Coverage development for the Rail Industry.
Created the first Michigan based Wind Energy Managing General Agency, providing development phase, construction phase, and operational phase coverage for the national wind industry.
Certified by Michigan State University in Railway Management in 2009
Steam tourist train President 2007-2011
Specialties: Railroad Risk Management, and Transfer
Energy Industry Risk Management and Transfer
Risk Retention Group Formation Management
Insurance Program Management
Railway Management
Licensed in 44 States, Resident, Non Resident, Surplus Lines

Wanda Witoslawski - Chief Financial Officer, 50

Prior to joining the Company, Ms. Witoslawski was Controller for Ocean West Enterprises 1999-2005 and managed the mortgage banking function of that California mortgage bank.  Her duties included accounting responsibility for over 200 branch offices, management of a $100 million mortgage bank warehouse line, payroll, general ledger and corporate accounting for SEC filings of the publicly traded company.  Upon acquisition of Ocean West by Shearson Home Loans in 2005, she became Controller of publicly traded Shearson conducting the accounting operation for a staff of 1,350 employees including payroll, branch accounting and credit line management for over $200 million in warehouse banking credit.  She assisted the CEO and President in the acquisition of five mortgage companies and development of a 250 office branch system with funding in excess of $1 billion per year, controlled the expense accounting & managed Shearson's eighteen consecutive quarters of profitability.  Upon Shearson's exit from mortgage banking in 2007, she joined the principals Mr. Barron and Mr. Cosio-Barron as Controller at Liberty Capital Asset Management, an investor in acquiring defaulted mortgage pools, managing public accounting documents for SEC filings and the financial supervision over the liquidation of over 4,000 mortgage loans the company had acquired.  She has a Master's Degree in Economics from the University of Gdansk, Poland, a diploma in Marketing from Kensington College of Business, London, England and a diploma in professional accounting from Learning Tree University, Irvine, CA. Ms. Witoslawski is fluent in English, Polish and Russian.

 Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer.

 Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the "Exchange Act"). To the Company's knowledge, all such reporting obligations were complied with during the year ended March 31, 2015.

Committees of the Board

The Company does not have an audit committee nor compensation committee because of the small size and early stage of the Company.

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

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers, except that Dianne David Barron, the Company's Director Asset Development is the spouse of the CEO, Michael A. Barron.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Annual Compensation

(1)	Stock value calculation based on the market price of the stock at December 31, 2014.

 Employment Agreements

The Company has an employment agreement with Michael Barron, the CEO and President of the Company, which provides for an annual salary of $200,000.  In addition, Mr. Barron is entitled to receive an incentive or performance bonus equal to 17% of all outstanding shares of common stock. His employment agreement provides that if we terminate him without cause, he is entitled to receive a lump sum payment equal to twice his annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mr. Barron's employment agreement commenced as of February 1, 2015.

The Company has an employment agreement with Wanda Witoslawski which requires her to perform the duties of Chief Financial Officer and Treasurer of the Company for the duration of the employment agreement.  During the term of this Agreement, the Company agrees to pay Ms. Witoslawski a base salary at the rate of $180,000 per year.  In addition, Ms. Witoslawski is entitled to receive an incentive or performance bonus equal to 12% of all outstanding shares of common stock. Her employment agreement provides that if we terminate her without cause, she is entitled to receive a lump sum payment equal to twice her annual salary plus the present value of a performance bonus computed on the basis that we achieve all of our performance targets.  Mrs. Witoslawski's employment agreement commenced as of February 1, 2015.

 Director Compensation for Year Ended March 31, 2015

The following table sets forth director compensation for the year ended March 31, 2015 (excluding compensation to our executive officers set forth in the summary compensation table above).

(1)	Stock value calculation based on the market price of the stock at March 31, 2015.

We currently compensate our directors for being a Board member the equivalent of an initial 10,000,000 shares of common stock plus $12,000 annual fee for each member.  Thomas Mulligan resigned as a director on June 18, 2014. George Rebensdorf resigned as a director on July 29, 2014. John D. McPherson, Ronald Batory, Gilbert H. Lamphere and John O'Connor resigned as directors in 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2015:

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

Stock Option Plan

The Company's 2015 Stock Option Plan provides for the issuance of a total of  1,000,000,000 shares of common stock at the price of $0.0001 per share. Employees, who share the responsibility for the management growth or protection of the business of the Company, are eligible to receive options which are approved by the Board of Directors.  These options are exercisable for a five-year period from the date of the grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2015 by (a) each of the Company's directors and executive officers, (b) all of the Company's directors and executive officers as a group and (c) each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.

	Amount of Beneficial	Percent of
Directors and Officers (1)	Ownership (2)	Class (3)

Michael Barron, CEO/President and Chairman (4)	47,327,827	9.52%

Wanda Witoslawski, CFO and Treasurer (5)	32,155,158	6.56%

Harry Teng, Director (6)	10,000,000	2.10%

Louis M. Schillinger, Director (7)	22,500,000	4.61%

All directors and officers as a group	111,982,985	22.79%

(1)	The address of each of the beneficial owners is 9480 South Eastern Ave, Suite 205, Las Vegas, Nevada 89123.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 456,696,129 shares outstanding as of March 31, 2015.

(4)
Includes 328,103 shares held by Allegheny Nevada Holdings Corporation, which is in the sole control of Michael Barron, warrants to purchase 519,396 shares of common stock and fully vested option to exercise 31,064,086 shares of common stock.

(5)	Includes fully vested option to exercise 24,665,966 shares of common stock.

(6)	Includes 10,000,000 shares of common stock to be issued as a directors' compensation.
(7)	Includes 10,000,000 shares of common stock to be issued as a directors' compensation and 12,500,000 shares of common stock to be issued as per stock purchase agreement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Two of our directors, Harry Teng and Louis M. Schillinger, are independent directors, using the NASDAQ definition of independence.

Certain officers and directors have a beneficial ownership and are officers and directors companies which are or have been parties to financial transactions. We may be subject to various conflicts of interest in our relationship with Mr. Barron, who is executive officer, CEO and President, of the Company.

Michael A. Barron, the CEO and President of the Company, is a 100% owner and President of Allegheny Nevada Holdings Corporation, "Allegheny".  The Company was indebted to Allegheny by a certain promissory note with 10% monthly interest, of which Allegheny loaned the Company funds for working capital needs.   As of March 31, 2015, the balance of the note was $20,400 and the accrued interest was $9,204.

Dianne David, the Company's Director Asset Development, is the spouse of the CEO, Michael A. Barron and as of March 31, 2015 holds a promissory note with principal balance of $23,638 and accrued interest of $2,888.51. Dianne David is a 100% owner of Eclipse Holding, which holds a promissory note, dated June 19, 2014 with a balance of $23,000 and accrued interest of $16,100.

Wanda Witoslawski, the CFO of the Company, holds a promissory note of $29,100 with 10% monthly interest, which equals to $18,772 as of March 31, 2015.

Item 14.  Principal Accountant Fees and Services

In accordance with the SEC's definitions and rules, "audit fees" are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  "Audit-related fees" are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  "Tax fees" are fees for tax compliance, tax advice and tax planning, and "all other fees" are fees for any services not included in the first three categories.

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Ks for fiscal 2015 and 2014 were approximately $0 and $80,750, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended March 31, 2015 and 2014.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)	Financial Statements: The following financial statements are included in Item 8 of this report:
● Balance Sheets as of March 31, 2015 and 2014.

● Statements of Operations for the fiscal years ended March 31, 2015 and 2014.

● Statements of Cash Flows for the fiscal years ended March 31, 2015 and 2014.

● Statement of Stockholders' (Deficit) for the fiscal years ended March 31, 2015 and 2014.

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

3.7	Amended Articles of Incorporation as dated April 19, 2010 (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

3.8	Amended By-Laws of the Registrant (incorporated herein as referenced on Form 10-K, as filed on June 30, 2010)

10.1	Advisory Agreement, by and between E/W Capital and Las Vegas Railway Express, Inc., dated July 1, 2010 (incorporated herein as referenced to Exhibit 12 on Form 8-K, as filed July 8, 2010)

10.2	Employment Agreement with Michael A. Barron, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.3	Employment Agreement with Wanda Witoslawski, dated February 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.4	Memorandum of Understanding with T-UPR (The Plaza Hotel & Casino), dated May 1, 2012 (incorporated herein as referenced on Form 10-K, as filed on July 10, 2012)

10.5	Union Pacific Railroad Company Public Project Reimbursement Agreement, dated December 1, 2010 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)

10.6	Memorandum of Understanding with National Railroad Passenger Corporation, dated January 13, 2011 (incorporated herein as referenced on Form 10-K/A, as filed on June 28, 2011)

10.7	Form of Subscription Agreement (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.8	Form of Note (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.9	Form of Investor Warrant (filed as exhibit to 8-K filed on March 19, 2013 and incorporated herein by reference).

10.10	Employment Agreement with Penny White, dated June 20, 2012 (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.11	Asset Purchase Agreement, dated November 23, 2009, closing on January 21, 2010, between the Company and Las Vegas Railway Express, a Nevada corporation. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.12	Consulting Agreement between the Company and Transportation Management Services, Inc. dated May 1, 2013. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.13	Advisory Agreement between the Company and FlatWorld Capital dated November 30, 2012. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.14	Leasing Agreement with Mid America Leasing Company dated September 5, 2013. (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

10.15	Agreement with Masterpiece Cuisine dated November 25, 2013 (incorporated herein as referenced on Form 10-K/A, as filed on September 22, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
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
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron Michael A. Barron	Chief Executive Officer, President and Chairman (principal executive officer)	July 13, 2015

/s/Wanda Witoslawski Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	July 13, 2015

/s/Harry Teng	Director	July 13, 2015
Harry Teng

/s/Louis M. Schillinger	Director	July 13, 2015
Louis M. Schillinger