Form 10-K/A
period 2015-03-31
LAS VEGAS RAILWAY EXPRESS, INC.
filed 2018-09-19
CIK 1405227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

Number of outstanding shares of common stock as of September 17, 2018 was 3,686,426,488.

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

We plan to offer our train service as a tour package in much the same way as cruise lines work with a package of train ticket, hotel, transfers and complimentary first cocktail on board. F&B offerings are not included. Customers can book their tour package with any one of several major hotels in Las Vegas via the X Train website www.vegasxtrain.com or via www.xtrainvacations.com.  X Train handles all the bookings and our choice hotels are MGM Resorts, The Wynn Resort, Caesars Resort, The Plaza Hotel and Mandalay Resorts. X Train captures 100% of the hotel bookings for which it receives a commission.

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
Experienced Management and Board of Directors.  We have a strong management team and board of directors comprised of both experienced industry professionals and successful entrepreneurs. Our CEO, Michael Barron has been a successful entrepreneur establishing and growing several companies over the past 30 years. Our board of directors is led by Dr. Harry Teng, Head of the School of Rail Engineering at UNLV in Las Vegas and Lou Schillinger, CEO of Short Line Insurance Company, with over 300 industry rail clients insured. Company management has operated passenger service on a railroad with our own Club X cars and staff.

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
We have not generated revenue since inception, and may not succeed in generating revenue. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of March 31, 2015, we had cash of $2,688. For the year ended March 31, 2015, we incurred net loss of $9,664,243. As of March 31, 2015, we had an aggregate accumulated deficit of $41,291,888.  We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended March 31, 2015 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and continued implementation of our business plan.
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
As of March 31, 2015, we have outstanding promissory notes of approximately $2,985,574 before debt discount of $311,279.  In the past, we have been in default under this debt. There can be no assurances that we will raise sufficient capital or generate sufficient revenue in the future to service our debt. If legal proceedings were commenced against us or we are unable to service our debt, then creditors may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.
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
Our common stock is quoted on the OTC Pink, which may limit the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or a National Exchange.
Our securities are currently quoted on the OTC Pink, an inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market.  Quotation of our securities on the OTC Pink may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTC Pink listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink.  These factors may have an adverse impact on the trading and price of our common stock.

Our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $9,664,243 for the year ended March 31, 201.  The Company also has an accumulated deficit of $41,291,888 and a negative working capital of $6,442,355 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, before debt discount of $311,279.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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
The SEC has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:
	that a broker or dealer approve a person's account for transactions in penny stocks; and

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
	obtain financial information and investment experience objectives of the person; and

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
Our common stock is currently quoted on the OTC Pink under the symbol "XTRN".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.
The price of our common stock is volatile, which may cause investment losses for our stockholders.
The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.0001 to a high of $0.0002. The trading price of our common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.
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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Pink Board under the symbol "XTRN".  On September 11, 2018, the last trade of our stock was at the price of $0.0001 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Shares
Year Ended March 31, 2018:	High	Low
Quarter Ended June 30, 2017	$0.0002	$0.0001
Quarter Ended September 30, 2017	$0.0002	$0.0001
Quarter Ended December 31, 2017	$0.0002	$0.0001
Quarter Ended March 31, 2017	$0.0002	$0.0001

Year Ended March 31, 2017:	High	Low
Quarter Ended June 30, 2016	$0.0002	$0.0001
Quarter Ended September 30, 2016	$0.0002	$0.0001
Quarter Ended December 31, 2016	$0.0002	$0.0001
Quarter Ended March 31, 2016	$0.0002	$0.0001

Number of Stockholders

As of September 11, 2018, there were 342 stockholders of record of our common stock.

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

Equity Compensation Plan Information as of March 31, 2015

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100	$100,000	-
Equity compensation plans not approved by security holders	11,111	$610	0
Total	11,211	$1,497	0

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015, the Company has not established a liability for uncertain tax positions.

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

There were 3,175 shares of common stock as exercise of options issued during the years ended March 31, 2015.  There were 465 warrants issued during the year ended March 31, 2015.  Assumptions used to value warrants issued during the year ended March 31, 2015 are as follows:

Year Ended
March 31,
2015

Expected life in years	2.5
Stock price volatility	170.94% - 248.72%
Risk free interest rate	0.73% - 1.18%
Expected dividends	NA
Forfeiture rate	0%

Certain warrants qualify as derivative instruments and were valued in the year ended March 31, 2015 using the binomial lattice method. See discussion below regarding accounting for derivative liabilities.

Derivative Liabilities:

In connection with the private placement of convertible notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of our then maximum of 20 thousand shares of authorized common stock under the Company's certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition created a derivative liability.

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
In determining the appropriate fair value of the derivative liabilities, the Company used the following input levels for its valuation methodology (see Note 6 for more information regarding the Company's derivative instruments).

	Fair Value as of	Fair Value Measurements at March 31, 2015
	March 31,	Using Fair Value Heirarchy
	2015	Level 1	Level 2	Level 3

Liabilities:
Derivative liability	$2,243,870	$-	$2,243,870	$-

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

As shown in the accompanying financial statements, the Company has net loss of $9,664,243 for the year ended March 31, 2015.  The Company also has an accumulated deficit of $41,291,888 and a negative working capital of $6,442,355 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, before debt discount of $311,279.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the year ended March 31, 2015 was $1,811,508.  Cash used in operating activities for the year ended March 31, 2015 was primarily due to net loss of $9,664,243.  During the year ended March 31, 2015, the net loss included significant non-cash expenses of $291,227 in stock issued for services, $1,729,612 in amortization of discounts on notes payable, $2,840,645 for the stock option compensation, $329,416 for the warrants issued for services, $645,277 for loss on disposal of equipment, $250,000 for amortization of debt issuance costs, $130,625 for stock issued for compensation, $425,640 in debt conversion expenses, $1,391,203 in excess derivative liability expense and $1,201,739 for gain on change in derivative liability.

Net cash used in investing activities during the year ended March 31, 2015 was $3,937 for purchase of equipment.

Net cash provided by financing activities for the year ended March 31, 2015 was $1,740,223 which consisted of $560,350 from proceeds from sale of shares of common stock, $4,417 from exercise of warrants, $1,052,318 from proceeds from convertible notes payable and $106,138 from proceeds from related parties notes payable.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2015, see Notes 4 and 5 to the financial statements.

As of March 31, 2015, we had an aggregate total of $2,985,574 of outstanding convertible notes payable, before debt discount of $311,279, $204,550 is due during the fiscal year ended March 31, 2016.

A description of outstanding convertible notes payable is as follows:

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the "JMJ Note").  As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note.  Outstanding borrowings mature two years from the effective date of each advance.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to the lower of $450 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement.  During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note.  During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 79 shares of common stock under the terms of the agreement.  During the three months ended September 30, 2014, JMJ Financial converted an additional $39,490 of outstanding principal into 380 shares of common stock. During the three months ended December 31, 2014 JMJ converted $20,014 of outstanding principal into 1,542 shares of common stock and as of March 31, 2015, the outstanding balance of the JMJ Note amounted to $60,621.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the "Purchase Agreement") with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the "Note"), and warrants to purchase 30 shares of common stock (the "Warrants"), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $350, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  The Company's obligations under the Note are secured by substantially all of the Company's assets.  The Warrants have a five-year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $10,000, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect. On April 11, 2014, total principal and accrued interest of $1,818,055 were exchanged for a new note described below.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the "Iconic Note") in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015.  The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company's common stock at a conversion rate equal to the lower of $5,000 or 60% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to conversion election date.  During the three months ended June 30, 2014, the Company borrowed an additional $110,000 under the Iconic Note.  During the three months ended December 31, 2014 Iconic Holdings, LLC converted $44,240 of the principal balance into 4,753 shares of common stock. The outstanding principal balance as of March 31, 2015 amounted to $120,760.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the "KBM Note") for total principal borrowings of $68,000.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company's common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10 trading day period prior to the conversion election date.  During the three months ended September 30, 2014, KBM Worldwide, Inc. converted $10,000 of outstanding principal into 88 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $58,000 of principal balance into 3,988 shares of common stock leaving an outstanding principal balance of $0 as of March 31, 2015.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014.  The note is convertible into shares of the Company's common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.  During the three months ended December 31, 2014 Beaufort Capital Partners LLC converted $14,300 of the principal balance into 1,908 shares of common stock leaving $85,700 outstanding as of March 31, 2015.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement described above.  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matured on November 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $450, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company's obligations are secured by substantially all of the Company's assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000 of which $181,945 was recorded as interest expense during the nine months ended December 31, 2014.  As of March 31, 2015, the note had an outstanding principal balance of $2,000,000.
On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company's common stock at a rate equal to the lesser of $2,500 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received proceeds under this convertible note payable of $50,000 in April 2014.  The Company converted $10,450 of the principal balance into 1,000 shares of common stock during the year ended March 31, 2015.  Balance at March 31, 2015 was $39,550.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, the first due installment upon execution of the note, the second installment due one month after execution, and the final installment due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding.  The Company received proceeds of $166,667 during the three months ended June 30, 2014, and the final $83,333 during the three months ended September 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due. The outstanding balance of the note along with accrued interest is convertible into shares of the Company's common stock at a rate equal to 45% of the lowest trade occurring during the 20 trading days preceding the conversion date. During the three months ended December 31, 2014 Redwood Management, LLC converted $2,992 of the principal amount into 350 shares of common stock so the outstanding balance related to this note amounted to $247,008 as of March 31, 2015.

On May 6, 2014, the Company entered into a convertible note payable with KBM Worldwide, Inc. providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum.  The convertible note matures and is due in full on February 12, 2015 along with any unpaid accrued interest.  The outstanding principal and accrued interest is convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $13,075 of principal balance into 2,020 shares of common stock. As of March 31, 2015, the principal balance of the note is $19,425.

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the "Typenex Note") providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest are convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $3,500 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $1,000, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $3,500 per share.  The outstanding balance related to this note amounted to $87,500 as of March 31, 2015.

On May 28, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000.  The convertible promissory note matured on August 28, 2014, at which point the Company will owe $187,500 which includes a total of $62,500 in interest expense.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion. The balance owed as of March 31, 2015 was $125,000.

On June 13, 2014, the Company entered a convertible debenture agreement with Group 10 Holdings, LLC providing for total borrowing of $55,000 which accrue interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $0.25 per share.  In connection with the agreement, the Company issued 5 shares of common stock as a commitment fee.  The fair value of the common stock issued amounted to $8,500 which is included in interest expense at March 31, 2015.  During the three months ended December 31, 2014 Group 10 Holdings, LLC converted $990 of principal balance into 300 shares of common stock. The outstanding balance of the note amounted to $54,010 at March 31, 2015.

On June 17, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum.  The outstanding borrowings and accrued interest are payable on March 19, 2015.  The outstanding amounts are convertible into shares of common stock at the debt holder's option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion.    Outstanding balance on the note was $32,500 at March 31, 2015.

On July 18, 2014, the Company entered into a convertible note payable with LG Capital Funding, LLC providing for total borrowings of $90,000, which is payable in 2 installments of $45,000.  Interest on the note equals 8% of the total principal balance. The Company received proceeds of $45,000 on July 22, 2014, which represents the total amounts outstanding as of March 31, 2015.  The convertible note matures 12 months after the issuance on July 17, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On July 24, 2014, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $71,000, with the first note being of $36,000 and the second note being in the amount of $35,000.  Interest on the note equals 8% of the total principal balance. The Company received proceeds of $36,000 on July 28, 2014, which represents the total amount outstanding as of March 31, 2015.  The convertible note matures 12 months after the issuance on July 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On August 15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. providing for total borrowings of $32,500 which bears interest at a rate of 8% per annum.  The convertible note matures on May 15, 2015, at which point the outstanding principal and interest are due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.   Outstanding balance on the note was $32,500 at March 31, 2015

On September 23, 2014, the Company entered into a convertible promissory note with JSJ Investments, Inc. providing for total borrowings of $44,679 which bears interest at a rate of 15% per annum.  The convertible note matures on March 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 45% of the average of the 3 lowest trading price during the ten trading days prior to the conversion.  During the three months ended September 30, 2014, JSJ Investments, Inc. converted $15,767 of outstanding principal into 282 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 JSJ Investments, Inc. converted $29,308 of outstanding principal into 2,483 shares of common stock and as of March 31, 2015, the note had an outstanding principal balance of $0.

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

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2015:

March 31,
2015

Principal balance of convertible notes payable outstanding	$2,985,574

Less: discount on convertible notes payable	(311,279)

Convertible notes payable, net	$2,674,295

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2016	$2,781,024
2017	204,550
Total	$2,985,574

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Las Vegas Railway Express, Inc.
9480 S. Eastern Avenue, Suite 205
Las Vegas, NV 89123

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Las Vegas Railway Express, Inc. (the "Company") as of March 31, 2015, the related statements of operations, stockholders' deficit and cash flows for the year then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Matter
The financial statements of the Company for the year ended March 31, 2014, were audited by another auditor who expressed an unmodified opinion on those statements on June 30, 2014.

/s/ Pinnacle Accountancy Group of Utah
Pinnacle Accountancy Group of Utah

Farmington, Utah
September 18, 2018
We have served as the Company's independent auditor since June 2018.

LAS VEGAS RAILWAY EXPRESS, INC.
BALANCE SHEETS

March 31,
2015

Assets

Current assets
Cash	$2,688
Other current assets	4,975
Total current assets	7,663

Property and equipment, net of accumulated depreciation	32,733

Other assets
Deposits	4,464
Total assets	$44,860

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,425,715
Derivative liability	2,243,870
Notes payable - related parties	106,138
Current portion of convertible notes payable, net of debt discount	2,674,295
Total current liabilities	6,450,018
Long-term portion of convertible debt, net of current portion	204,550
Total liabilities	6,654,568

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 47,736 shares issued and outstanding as of March 31, 2015	5
Additional paid-in capital	34,682,175
Accumulated deficit	(41,291,888)
Total stockholders' deficit	(6,609,708)
Total liabilities and stockholders' deficit	$44,860

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

For The Year Ended
March 31,
2015

Revenues	$107,548
Cost of sales	64,535
Gross profit	43,013

Operating Expenses:
Compensation and payroll taxes	2,647,296
Selling, general and administrative	2,674,500
Professional fees	1,180,929
Depreciation expense	10,334
Total operating expenses	6,513,059

Loss from operations	(6,470,046)

Other income (expense)
Interest expense	(2,738,394)
Loss on disposal of fixed asset	(645,277)
Excess derivative liability gain	1,391,203
Loss on change in derivative liability	(1,201,729)
Total other expense	(3,194,197)

Net loss from operations before provision for income taxes	(9,664,243)
Provision for income taxes	-

Net loss	$(9,664,243)

Net loss per share, basic and diluted	$(527)

Weighted average number of common shares outstanding, basic and diluted	18,350

See accompanying notes to condensed financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, March 31, 2014	1,604	$0.16	$-	$29,493,677	$(31,627,643)	$(2,133,968)

Stock issued for cash	9,951	1	-	567,349	-	567,350
Stock issued for compensation	160	0	-	130,465	-	130,465
Stock issued for debt	12,287	1	-	584,195	-	584,196
Stock issued for services	946	0	-	291,227	-	291,227
Exercise of options	3,175	0	-	2,840,645	-	2,840,645
Stock issued for notes conversion	19,171	2	-	441,226	-	441,228
Warrants issued for services	-	-	-	329,416	-	329,416
Warrants exercised	442	0	-	3,975	-	3,975
Net loss	-	-	-	-	(9,664,243)	(9,664,243)

Balance March 31, 2015	47,736	4.77	-	34,682,175	(41,291,886)	$(6,609,708)

See accompanying notes to financial statements

LAS VEGAS RAILWAY EXPRESS, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

For The Year Ended
March 31,
2015

Cash flows from operating activities
Net loss	$(9,664,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,334
Amortization of discounts on note payable	1,729,612
Amortization of debt issuance costs	250,000
Impairment charge	645,277
Excess derivative liability gain	(1,391,203)
Loss on change in derivative liability	1,201,729
Stock issued for services	291,227
Stock option compensation	2,840,645
Stock issued for compensation	130,465
Debt conversion expense	425,640
Warrants issued for services	329,416

Changes in operating assets and liabilities:
Other current assets	99,264
Other assets	17,921
Accounts payable and accrued expenses	1,272,408

Net cash used in operating activities	(1,811,508)

Cash flows from investing activities
Purchases of property and equipment	(3,937)
Net cash used in investing activities	(3,937)

Cash flows from financing activities
Proceeds from sale on shares of common stock	567,350
Proceeds from exercise of warrants	4,417
Proceeds from convertible notes payable	1,052,318
Proceeds from notes payable - related parties	106,138

Net cash provided by financing activities	1,730,223

Net change in cash	(85,222)
Cash, beginning of the period	87,910
Cash, end of the period	$2,688

Supplemental disclosure of cash flow information:
Interest paid	$13,963
Income taxes paid	$-

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable converted to convertible notes payable	$278,494
Stock issued for debt and accrued interest	$596,482
Stock issued for notes conversion	$339,744

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

Our company, Las Vegas Railway Express, Inc., is establishing a new and innovative passenger train service between Las Vegas and the Los Angeles metropolitan area by hiring Amtrak to haul our passenger cars for a fee, between Los Angeles and Las Vegas. The proposed service, called the "X Train," will introduce a "Las Vegas" style experience on the train, while traversing the route in approximately 5 ½ hours. We will be profitable on the very first run based on our pricing model.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has net loss of $9,664,243 for the year ended March 31, 2015.  The Company also has an accumulated deficit of $41,291,888 and a negative working capital of $6,442,355 as of March 31, 2015, as well as outstanding convertible notes payable of $2,985,574, before debt discount of $311,279 and $204,550 is due during the year ending March 31, 2016.  Management believes that it will need additional equity or debt financing to be able to implement the business plan.  Given the lack of revenue, capital deficiency and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,"Revenue Recognition" following the five steps procedure:

Step 1: Identify the contract(s) with customers
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to performance obligations
Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity's performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity's performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

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

Basic and Diluted Loss Per Share:

In accordance with FASB ASC 260, "Earnings Per Share," the basic loss per common share is computed by dividing the net loss available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock.  Common stock equivalents have not been included in the diluted earnings per share computation for the year ended March 31, 2015 as the amounts are anti-dilutive.  As of March 31, 2015, the Company had 10 outstanding options which were excluded from the computation of net loss per share because they are anti-dilutive.  As of March 31, 2015, the Company also had convertible debt that is convertible into 290,436 of common stock which was excluded from the computation.  As of March 31, 2015, the Company had 465 outstanding warrants, which were also excluded from the computation because they were anti-dilutive.

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

The deferred tax liability no longer existed as of March 31, 2015.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015, the Company has not established a liability for uncertain tax positions.

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

Derivative Liabilities:

In connection with the private placement of Convertible Notes beginning in February 2013, the Company became contingently obligated to issue shares of common stock in excess of the 50 thousand authorized under the Company's certificate of incorporation.  Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

(3)  Property and Equipment:

Property and equipment consisted of the following as of March 31, 2015:

March 31,
2015

Office equipment	$28,488
Computer software	24,167
Transportation equipment under construction	645,277
Impairment charge	(645,277)
52,655
Less: accumulated depreciation	(19,922)

$32,733

(4)  Notes Payable – Related Parties:

A summary of outstanding notes payable is as follows:

March 31,
2015

Promissory notes dated June 20, 2014 to affiliates bearing interest at 10% per month, payable on demand	$72,500

Promissory note dated February 22, 2015 to employee bearing interest at 10% per month, payable on demand	$33,638

Total outstanding notes payable	$106,138

(5)  Convertible Notes Payable:

A description of outstanding convertible notes payable is as follows:

On October 1, 2013, the Company entered into a promissory note with JMJ Financial which provides for the Company to borrow up to $350,000 in principal (the "JMJ Note").  As of March 31, 2014, the Company had borrowed $150,000 under this Promissory Note.  Outstanding borrowings mature two years from the effective date of each advance.  If the outstanding balance of the note is repaid by the Company on or before 90 days from the effective date of the borrowing, the interest charged is 0%.  However, if the Company does not repay the note within 90 days, a one-time interest charge of 12% shall be applied to the outstanding principal sum.  The outstanding balance of the note may be converted into common stock at the option of the debt holder at a rate equal to the lower of $450 per share, or 60% of the lowest trading price in the 25 days trading days previous to the conversion date, subject to other adjustments in the agreement.  During the three months ended June 30, 2014, the Company borrowed an additional $40,000 under the JMJ Note.  During the three months ended June 30, 2014, JMJ Financial converted $69,785 of outstanding principal into 79 shares of common stock under the terms of the agreement.  During the three months ended September 30, 2014, JMJ Financial converted an additional $39,580 of outstanding principal into 380 shares of common stock. During the three months ended December 31, 2014 JMJ converted $20,014 of outstanding principal into 1,542 shares of common stock and as of March 31, 2015, the outstanding balance of the JMJ Note amounted to $60,621.

On November 22, 2013, the Company, entered into and closed a purchase agreement (the "Purchase Agreement") with an institutional investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the principal amount of $1,750,000 (the "Note"), and warrants to purchase 300,000 shares of common stock (the "Warrants"), for an aggregate purchase price of $1,750,000. The Note was scheduled to mature on June 30, 2014, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $350, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  The Company's obligations under the Note are secured by substantially all of the Company's assets.  The Warrants have a five-year term, are exercisable on a cash or cashless basis, and have an exercise price equal to $10,000, subject to adjustment in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the exercise price then in effect. On April 11, 2014, total principal and accrued interest of $1,818,055 were exchanged for a new note described below.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Iconic Holdings, LLC (the "Iconic Note") in which the Company has access to borrow a total principal amount of $165,000.  All borrowings incur interest at a rate of 8% per annum, which is payable as of the maturity date of March 24, 2015, currently in default.  The initial borrowing made by the Company amounted to $55,000, which represented the amount outstanding on the Iconic Note as of March 31, 2014.  At the option of the debt holder, the outstanding balance may be converted at any time into shares of the Company's common stock at a conversion rate equal to the lower of $5,000 or 60% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to conversion election date.  During the three months ended June 30, 2014, the Company borrowed an additional $110,000 under the Iconic Note.  During the three months ended December 31, 2014 Iconic Holdings, LLC converted $44,240 of the principal balance into 4,753 shares of common stock. The outstanding principal balance as of March 31, 2015 amounted to $120,760.

On March 25, 2014, the Company entered into a convertible note agreement with KBM Worldwide, Inc. (the "KBM Note") for total principal borrowings of $68,000.  The amounts are due nine months after the issuance of the note on December 25, 2014, and bear interest at a rate of 8% per annum.  At the option of the debt holder, beginning 180 days after the issuance of the note, the debt holder may convert the outstanding balance of the KBM Note into shares of the Company's common stock at a conversion rate equal to 61% of the average of the lowest three closing trading prices during the 10-trading day period prior to the conversion election date.  During the three months ended September 30, 2014, KBM Worldwide, Inc. converted $10,000 of outstanding principal into 88 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $58,000 of principal balance into 3,988 shares of common stock leaving an outstanding principal balance of $0 as of March 31, 2015.

On April 2, 2014, the Company entered into a convertible promissory note for $100,000 with Beaufort Capital Partners LLC with a maturity date of October 2, 2014, currently in default.  The note is convertible into shares of the Company's common stock at a discount of 42% of the lowest traded price during the 5 trading days preceding the conversion date.  During the three months ended December 31, 2014 Beaufort Capital Partners LLC converted $14,300 of the principal balance into 1,908 shares of common stock leaving $85,700 outstanding as of March 31, 2015.

On April 11, 2014, the Company entered into a Note Exchange Agreement with the debt holder holding the $1,750,000 senior secured convertible promissory note originally issued on November 22, 2013 under the Purchase Agreement described above.  Under the terms of the Note Exchange Agreement, the original senior secured convertible promissory note is cancelled and replaced with a new note for $2,000,000.  The new note matured on November 30, 2014, currently in default, bears interest at the rate of 10% per year payable on maturity in cash or shares of common stock at the Company's option (subject to certain conditions), and is convertible into shares of the Company's common stock at a conversion price equal to $450, subject to adjustments in the event of future stock splits, stock dividends, and similar transactions, or in the event of subsequent equity sales by the Company at a price lower than the conversion price then in effect.  Under the new note, the Company's obligations are secured by substantially all of the Company's assets, excluding any railcar assets. The difference between the book value of the principal and accrued interest of the old note of $1,818,055 and the value of the new note of $2,000,000.  As of March 31, 2015, the note had an outstanding principal balance of $2,000,000.

On April 17, 2014, the Company entered into a convertible note payable with Vista Capital Investments, LLC providing for borrowings up to $250,000 with a maturity date of April 17, 2016.  The note has a one-time interest charge of 12% and is due on the maturity date. The outstanding balance of the note along with accrued interest is convertible into shares of the Company's common stock at a rate equal to the lesser of $2,500 or 60% of the lowest trade occurring during the 25 trading days preceding the conversion date.  The Company received proceeds under this convertible note payable of $50,000 in April 2014.  The Company converted $10,450 of the principal balance into 1,000 shares of common stock during the year ended March 31, 2015.  Balance at March 31, 2015 was $39,550.

On April 30, 2014, the Company entered into a convertible note payable with Redwood Management, LLC providing for total borrowings of $250,000, which is payable in 3 installments of $83,333, the first due installment upon execution of the note, the second installment due one month after execution, and the final installment due two months after execution.  Interest on the note equals 10% of the total principal balance, regardless of how long the note is outstanding.  The Company received proceeds of $166,667 during the three months ended June 30, 2014, and the final $83,333 during the three months ended September 30, 2014.  The convertible note matures 6 months after the issuance, at which point the outstanding principal and interest is due. The outstanding balance of the note along with accrued interest is convertible into shares of the Company's common stock at a rate equal to 45% of the lowest trade occurring during the 20 trading days preceding the conversion date. During the three months ended December 31, 2014 Redwood Management, LLC converted $2,992 of the principal amount into 350 shares of common stock so the outstanding balance related to this note amounted to $247,008 as of March 31, 2015.

On May 6, 2014, the Company entered into a convertible note payable with KBM Worldwide, Inc. providing for total borrowings of $32,500 which accrue interest at a rate of 8% per annum.  The convertible note matures and is due in full on February 12, 2015, currently in default, along with any unpaid accrued interest.  The outstanding principal and accrued interest are convertible into shares of common stock at the option of the holder at a conversion rate equal to 61% of the average of the lowest 3 trading prices during the 10 trading days prior to the conversion.  During the three months ended December 31, 2014 KBM Worldwide, Inc. converted $13,075 of principal balance into 2,020 shares of common stock. As of March 31, 2015, the principal balance of the note is $19,425.

On May 12, 2014, the Company entered into a secured convertible promissory note with Typenex Co-Investment, LLC (the "Typenex Note") providing for total borrowings up to $335,000 which accrue interest at a rate of 10% per annum.  All outstanding borrowings mature and are due in 20 months from the issuance date.  The Company received an initial payment of $87,500 on the note issuance date.  The outstanding principal and interest are convertible into shares of common stock at the option of the holder at a conversion rate equal to the lesser of $3,500 per share or 60% of the average of the 3 lowest closing bid prices in the 20 trading days preceding the conversion date.  If the average of the 3 lowest closing bid prices is less than $1,000, then the conversion factor is reduced from 60% to 55%.  The debt holder was also issued warrants on May 12, 2014 in connection with this note payable granting the right to purchase a number of common stock shares equal to $167,500 divided by the market price (defined as the higher of the closing price on the issuance date or the volume weighted average price of the stock for the trading day that is 2 days prior to the exercise date) at an exercise price of $3,500 per share.  The outstanding balance related to this note amounted to $87,500 as of March 31, 2015.

On May 28, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC providing for borrowings of $125,000.  The convertible promissory note matured on August 28, 2014, currently in default, at which point the Company will owe $187,500 which includes a total of $62,500 in accrued interest.  The outstanding amounts are convertible into shares of common stock at the option of the holder at a conversion rate equal to 60% of the lowest traded price during the prior 20 trading days from the date of the conversion. The balance owed as of March 31, 2015 was $125,000.

On June 13, 2014, the Company entered a convertible debenture agreement with Group 10 Holdings, LLC providing for total borrowing of $55,000 which accrue interest at the rate of 12% per annum. All borrowings mature and are due in one year from the issuance date. The debenture is convertible into shares of common stock at the option of the holder at the conversion rate of the lesser of 55% discount of the lowest closing bid price during the 25 trading days prior to the date of notice conversion or $2,500 per share.  In connection with the agreement, the Company issued 50,000 shares of common stock as a commitment fee.  The fair value of the common stock issued amounted to $8,500 which is included in interest expense at March 31, 2015.  During the three months ended December 31, 2014 Group 10 Holdings, LLC converted $990 of principal balance into 300 shares of common stock. The outstanding balance of the note amounted to $54,010 at March 31, 2015.

On June 17, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. for borrowings of $32,500 which bear interest at a rate of 8% per annum.  The outstanding borrowings and accrued interest are payable on March 19, 2015, currently in default.  The outstanding amounts are convertible into shares of common stock at the debt holder's option at a conversion rate equal to 61% of the average of the lowest three trading prices during the 10 trading days prior to the conversion. The outstanding balance on the note was $32,500 at March 31, 2015.

On July 18, 2014, the Company entered into a convertible note payable with LG Capital Funding, LLC providing for total borrowings of $90,000, which is payable in 2 installments of $45,000 each.  Interest on the note equals 8% of the total principal balance. The Company received proceeds of $45,000 on July 22, 2014, which represents the total amounts outstanding as of March 31, 2015.  The convertible note matures 12 months after the issuance on July 17, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading prices during the fifteen trading days prior to the conversion.

On July 24, 2014, the Company entered into a security purchase agreement with ADAR Bays, LLC providing for total borrowings of $71,000, with the first note being of $36,000 and the second note being in the amount of $35,000.  Interest on the note equals 8% of the total principal balance. The Company received proceeds of $36,000 on July 28, 2014, which represents the total amount outstanding as of March 31, 2015.  The convertible note matures 12 months after the issuance on July 23, 2015, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 57% of the lowest trading price during the fifteen trading days prior to the conversion.

On August 15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. providing for total borrowings of $32,500 which bears interest at a rate of 8% per annum.  The convertible note matures on May 15, 2015, at which point the outstanding principal and interest are due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 61% of the average of the 3 lowest trading prices during the ten trading days prior to the conversion.   Outstanding balance on the note was $32,500 at March 31, 2015.

On September 23, 2014, the Company entered into a convertible promissory note with JSJ Investments, Inc. providing for total borrowings of $44,679 which bears interest at a rate of 15% per annum.  The convertible note matures on March 23, 2015, currently in default, at which point the outstanding principal and interest is due.  The outstanding amounts are convertible into shares of common stock at a conversion rate equal to 45% of the average of the 3 lowest trading prices during the ten trading days prior to the conversion.  During the three months ended September 30, 2014, JSJ Investments, Inc. converted $15,767 of outstanding principal into 282 shares of common stock under the terms of the agreement.  During the three months ended December 31, 2014 JSJ Investments, Inc. converted $29,308 of outstanding principal into 2,483 shares of common stock and as of March 31, 2015, at which time the note had an outstanding principal balance of $0.

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

The following summarizes the book value of the convertible notes payable outstanding as of March 31, 2015:

March 31,
2015

Principal balance of convertible notes payable outstanding	$2,985,574

Less: discount on convertible notes payable	(311,279)

Convertible notes payable, net	$2,674,295

Future scheduled maturities of these notes payable are as follows:

Year Ended
March 31,

2016	$2,781,024
2017	204,550
Total	$2,985,574

In connection with the Convertible Notes, the Company incurred debt issuance costs, which primarily represented commissions paid to acquire the debt.  These costs have been capitalized and are being amortized through the maturity date of the notes.   Amortization of debt discount amounted to $250,000 for the year ended March 31, 2015, which is reflected as interest expense on the accompanying statement of operations.

(6)  Commitments and Contingencies:

Operating Leases

The Company leases its facilities under a rental agreement that expires on February 28, 2017.  The rental agreement includes common area maintenance, property taxes and insurance.

Future annual minimum payments under these operating leases are as follows:

Years ending March 31,

2015	$386,554
2016	36,161
2017	39,125
Total	$461,840
Rental expense under operating leases for the years ended March 31, 2015 $386,554.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material changes to any legal proceedings relating to the Company which previously were not reported.

(7)  Derivative Instruments:

Excess Shares

In connection with the private placement of Convertible Notes beginning in February 2013 (see Note 5), the Company became contingently obligated to issue shares in excess of the 20 thousand shares authorized by stockholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

The derivative liability, as it relates to the different instruments, is shown in the following table:

	For The Year Ended March 31, 2015

		Conversion Feature
		of
	Warrants	Notes Payable	Total

Beginning balance, April 1	$205,248	$992,770	$1,198,018
Additional issuances	148,903	1,060,908	1,209,811
Exercised/converted	-	-	-
Reclassification to equity	-	-	-
Excess derivative liability expense	-	1,391,203	1,391,203
Gain on change in value of derivative liability	(353,433)	(1,201,729)	(1,555,162)
Ending balance, March 31	$718	$2,243,152	$2,243,870

	Warrants	Notes Payable
	For The Year Ended	For The Year Ended
	March 31, 2015	March 31, 2015

Expected life in years	0.7 - 4.1	0.1 - 1.0
Stock price volatility	220.18 - 369.30%	163.84% - 369.30%
Discount rate	0.25% - 1.65%	0.12% - 0.25%
Expected dividends	None	None
Forfeiture rate	0%	0%

(8)  Equity:

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock and no other class of stock at this time.   The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors.  The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.  Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the year ended March 31, 2015, the company issued an aggregate of 12,287 shares of common stock for the conversion of $584,196 in convertible notes payable.

During the year ended March 31, 2015, the Company issued 160 shares of common stock as employee compensation for total expense of $130,465, for services 946 shares of common stock for $291,227 and as for exercise of options the Company issued 3,175 shares of common stock in total expense of $2,840,645.

During the year ended March 31, 2015, the Company issued 442 shares of common stock, respectively, for the exercise of warrants.

During the year ended March 31, 2015, the Company sold an aggregate of 9,951 shares of common stock for total proceeds of $567,350.

During the year ended March 31, 2015, the Company issued 19,171 shares of common stock for the conversion of $441,228 in convertible notes.

On May 30, 2014, the Company entered into a Debt Securities Assignment and Purchase agreement, along with a Securities Exchange and Settlement Agreement with Beaufort Capital Partners LLC ("Beaufort").  Per the terms of the agreements, the Company assigned $105,588 of outstanding accounts payable to Beaufort, in exchange for allowing Beaufort to convert the amounts into common stock, at a date of their choosing, at a rate equal to 40% of the lowest traded price over the 20 days previous to the conversion date.  During the year ended March 31, 2015, Beaufort elected to convert $89,543 into 736 shares of common stock per the terms of the agreement.  As of March 31, 2015, shares for the conversion have not been issued and the balance of $15,713 is included in stock payable.

On August 8, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC ("Macallan") which provides for the assignment of $20,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 1,300,000 shares of common stock at the set price of $154. The difference between the conversion amount of $20,000 and the fair value of the shares issued amounted to $45,000, and was recorded as interest expense during the year ended March 31, 2015.

On September 12, 2014, the Company entered into Debt Securities Assignment with Macallan Partners LLC ("Macallan") which provides for the assignment of $15,000 of liabilities from the Company to Macallan in exchange for allowing Macallan to convert the amount into 2,000,000 shares of common stock at the set price of $75. The difference between the conversion amount of $15,000 and the fair value of the shares issued amounted to $51,000, and was recorded as interest expense during the year ended March 31, 2015.

On October 6, 2014, the Company entered into Assignment Agreement with JSJ Investments, which provides for the assignment of $25,780 of liabilities from the Company to JSJ Investments in exchange for allowing JSJ Investments to convert the amount into shares of common stock at the at a rate equal to 45% of the lowest traded price over the 20 days previous to the conversion date.   As of March 31, 2015, shares for the conversion have not been issued and the balance of $25,780 is included in stock payable.

On November 24, 2014, the Company entered into Assignment and Assumption Agreement with Microcap Equity Group, LLC, which provides for the assignment of $41,800 of liabilities from the Company to Microcap Equity Group, LLC in exchange for allowing Microcap Equity Group, LLC to convert the amount into shares of common stock at the at a rate equal to 50% of the lowest traded price over the 20 days previous to the conversion date.  As of March 31, 2015, shares for the conversion have not been issued and the balance of $41,800 is included in stock payable.

On January 15, 2015, the Company entered into Assignment and Assumption Agreement with Microcap Equity Group, LLC, which provides for the assignment of $70,940 of liabilities from the Company to Microcap Equity Group, LLC in exchange for allowing Microcap Equity Group, LLC to convert the amount into shares of common stock at the at a rate equal to 50% of the lowest traded price over the 20 days previous to the conversion date.  During the year ended March 31, 2015, Microcap Equity Group, LLC elected to convert $46,300 into 11,222 shares of common stock per the terms of the agreement.  As of March 31, 2015, shares for the remaining convertible debt had not been issued and the balance of $24,640 is included in stock payable.

As of March 31, 2015, shares of common stock for the amount of $120,652 for debt conversion were not issued. As the amounts are required to be paid in common stock, the Company has classified these amounts as "Common Stock Payable", a component of stockholders' equity on the accompanying condensed balance sheet as of March 31, 2015.

Warrants

During the year ended March 31, 2015, the Company issued 750 shares of common stock warrants, of which 75 shares were issued in connection with convertible promissory notes and 675 shares were issued in connection with stock purchase agreements.

 The following summarizes the Company's warrant activity during the year ended March 31, 2015:

Warrants
Outstanding - March 31, 2013	292

Granted	154
Exercised	(2)
Cancelled	(288)
Outstanding - March 31, 2014	157

Granted	750
Exercised	(442)
Cancelled	-
Outstanding - March 31, 2015	465

Average exercise price of the warrants was $14,514 as of March 31, 2015.

 (9)  Share Based Compensation:

Stock-Option Plan

The Company's 2015 Stock Option Plan provides for the issuance of a total of 1 million shares of common stock at the price of $0.0001 per share. Employees, who share the responsibility for the management growth or protection of the business of the Company, are eligible to receive options which are approved by the Board of Directors.  These options are exercisable for a five-year period from the date of the grant.

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

(10)  Income Taxes:

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015, the Company has not established a liability for uncertain tax positions.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities.  The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end March 31, 2015.  The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

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

Dianne David, the Company's Director of Asset Development, is the spouse of the CEO, Michael A. Barron and as of March 31, 2015 holds a promissory note with 10% monthly interest and as of March 31, 2015 the principal balance is $33,638 and accrued interest of $2,922. Dianne David is a 100% owner of Eclipse Holding, which holds a promissory note, dated June 19, 2014 with a balance of $23,000 and accrued interest of $16,100 as of March 31, 2015

Wanda Witoslawski, the CFO of the Company, holds a promissory note of $29,100 with 10% monthly interest, which equals to $18,772 as of March 31, 2015.

(12)  Subsequent Event

On April 17, 2015, the Company held special meeting in which the increase of authorized shares from 500,000,000 to 10,000,000,000.

During the quarter ended June 30, 2015, the Company sold 151,250 shares of common stock for $175,000.

During the quarter ended June 30, 2015, the Company issued 76,612 shares of common stock for promissory note conversions of $111,345.

During the quarter ended June 30, 2015, the Company issued 38,996 shares of common stock to employees per employment agreements.

During the quarter ended June 30, 2015, the Company issued 412,947 shares of common stock for conversion of debt of $373,576.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as March 31, 2015.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015 such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2015, our internal control over financial reporting was not effective.

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

Louis M. Schillinger – Director, 65

Insurance Specialty and Program Development, Reinsurance Negotiation terms. Experience in Risk Retention Group formation, capitalization, structure and management and 25 years experience in the Railroad Insurance Industry, as a Managing General Agent throughout North America. Created the first Railroad Owned Insurance Company filed as Risk Retention Group in Vermont. Experience Claims Management, Underwriting and Coverage development for the Rail Industry.

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of March 31, 2015:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael A. Barron	5	-	-	$100,000	November 1, 2018	-	-	-	-

Stock Option Plan

The Company's 2015 Stock Option Plan provides for the issuance of a total of 30% of issued and outstanding undiluted shares of common stock at the price of $0.0001 per share. Employees, who share the responsibility for the management growth or protection of the business of the Company, are eligible to receive options which are approved by the Board of Directors.  These options are exercisable for a five-year period from the date of the grant.

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

	Amount of Beneficial	Percent of
Directors and Officers (1)	Ownership (2)	Class (3)

Michael Barron, CEO/President and Chairman (4)	4,732	9.52%

Wanda Witoslawski, CFO and Treasurer (5)	3,215	6.56%

Harry Teng, Director (6)	1,000	2.10%

Louis M. Schillinger, Director (7)	2,250	4.61%

All directors and officers as a group	11,197	22.79%

(1)	The address of each of the beneficial owners is 9480 South Eastern Ave, Suite 205, Las Vegas, Nevada 89123.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Based on 47,736 shares outstanding as of March 31, 2015.

(4)
Includes 33 shares held by Allegheny Nevada Holdings Corporation, which is in the sole control of Michael Barron, warrants to purchase 52 shares of common stock and fully vested option to exercise 3,106 shares of common stock.

(5)	Includes fully vested option to exercise 2,467 shares of common stock.

(6)	Includes 1,000 shares of common stock to be issued as a directors' compensation.
(7)	Includes 1,000 shares of common stock to be issued as a directors' compensation and 1,250 shares of common stock to be issued as per stock purchase agreement.

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

Dianne David, the Company's Director Asset Development, is the spouse of the CEO, Michael A. Barron and as of March 31, 2015 holds a promissory note with principal balance of $33,638 and accrued interest of $2,922. Dianne David is a 100% owner of Eclipse Holding, which holds a promissory note, dated June 19, 2014 with a balance of $23,000 and accrued interest of $16,100.

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

Audit Fees

The aggregate fees billed by the Company's auditor for the professional services rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Ks for fiscal 2015 were approximately $13,000.

Audit Related Fees

There were no audit related fees for the fiscal year ended March 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2018.

LAS VEGAS RAILWAY EXPRESS, INC.

By:	/s/Michael A. Barron
Michael A. Barron, Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Michael A. Barron Michael A. Barron	Chief Executive Officer, President and Chairman (principal executive officer)	September 18, 2018

/s/Wanda Witoslawski Wanda Witoslawski	Chief Financial Officer (principal financial and accounting officer)	September 18, 2018

/s/Harry Teng	Director	September 18, 2018
Harry Teng

/s/Louis M. Schillinger	Director	September 18, 2018
Louis M. Schillinger